Form 10-Q
period 1998-09-26
CLUETT AMERICAN CORP
filed 1998-11-30
CIK 1064435

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUATERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES AND EXCHANGE ACT OF 1934
     For the quarterly period ended September 26, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from_______to_______


                       Commission File Number: 333-58059

                              Cluett American Corp.
             (Exact name of registrant as specified in its charter)

Delaware                                                   22-2397044
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                         Identification No.)

                     48 West 38th Street New York, NY 10018
              (Address of principal executive offices) (Zip code)

                                  212-984-8900
                         (Registrant's telephone number)


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No


     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No

                                     INDEX

PART I. FINANCIAL INFORMATION

Condensed Consolidated Balance Sheets as of September 26, 1998 and
December 31, 1997........................................................2

Condensed Consolidated Statements of Operations for the thirteen and thirty-nine weeks ended September 26, 1998 and
September 27, 1997.......................................................3

Condensed Consolidated Statements of Stockholders' Deficit
for the thirty-nine weeks ended September 26, 1998.......................4

Condensed Consolidated  Statements of Cash Flows for the
thirty-nine weeks ended September 26, 1998 and
September 27, 1997.......................................................5

Notes to Condensed Consolidated Financial Statements

Management's Discussion and Analysis of Financial Condition and
Results of Operations...................................................10


PART II - Other Information

Item 6 - Exhibits and Reports on Form 8-K...............................15

Signature...............................................................18

Exhibit - Financial Data Schedule

                              Cluett American Corp.
                      Condensed Consolidated Balance Sheets
                      (In Thousands, except per share data)

                                                     September 26,  December 31,
                                                         1998           1997
                                                  ------------------------------
                                                      (Unaudited)

                                   Assets
Current assets:
 Cash and cash equivalents.......................      $    1,651    $  10,019
 Accounts receivable, net........................          54,226       48,442
 Inventories (Note 3)............................          92,233       78,236
 Prepaid expenses and other current assets.......           3,387        4,234
                                                    ----------------------------
   Total current assets..........................         151,497      140,931
 Property, plant and equipment, net..............          47,495       47,698
 Pension asset...................................          31,722       30,227
 Deferred financing fees.........................          11,572            -
 Other noncurrent assets.........................           1,769        1,161
                                                    ----------------------------
Total assets.....................................        $244,055     $220,017
                                                    ============================

                  Liabilities and stockholders' deficit
Current liabilities:
 Accounts payable and accrued expenses...........       $  38,394    $  46,486
 Accrued interest payable........................           5,312            -
 Current portion of long-term debt...............          10,639        9,172
 Income taxes payable............................           1,596        2,153
 Other current liabilities.......................             580            -
                                                    ----------------------------
Total current liabilities........................          56,521       57,811

 Due to parent...................................           3,006       27,613
 Long-term debt and capital lease obligations....         253,640        1,960
 Dividends payable...............................           2,084            -
 Other non-current liabilities...................             242          500
 Liabilities subject to compromise...............               -      168,932
 Redeemable preferred stock, $1 par value:
  authorized 50,000 shares,issued
  and outstanding 15,000 shares..................               -       20,009
 Senior exchangeable preferred stock, $.1 par value:
  authorized 4,950,000,issued and outstanding
  500,000 shares (liquidation preference
  $50,000,000)...................................          48,176            -

Stockholders' deficit:

 Common stock, $1 par value:
  authorized,  issued and outstanding 1,000 shares
  at September 26, 1998, 2,000 shares
 (1,000 BIC, 1,000 CDC)at December 31, 1997......               1            2
 Additional paid-in capital......................         118,553      173,592
 Accumulated deficit.............................        (237,498)    (228,099)
 Equity adjustment from foreign currency
  translation....................................            (670)      (2,303)
                                                    ----------------------------
Total stockholders' deficit......................        (119,614)     (56,808)
                                                    ----------------------------
Total liabilities and stockholders' deficit......       $ 244,055    $ 220,017
                                                    ============================


                            See accompanying notes.


                             Cluett American Corp.
          Condensed Consolidated Statements of Operations (Unaudited)
                      (In Thousands, except per share data)



                                                                            Thirteen weeks ended        Thirty-nine weeks ended
                                                                        September 26, September 27,   September 26,  September 27,
                                                                            1998           1997           1998           1997

Net sales...........................................................       $93,264        $97,085        $261,898       $259,091
Cost of goods sold..................................................        66,257         69,176         182,695        181,967
                                                                       -------------------------------------------------------------

Gross profit........................................................        27,007         27,909          79,203         77,124

Selling, general and administrative expenses........................        21,129         20,061          59,941         57,326
Facility closing and reengineering costs............................             -          1,620           1,022          1,903
                                                                       -------------------------------------------------------------
                                                                            21,129         21,681          60,963         59,229
Operating income....................................................         5,878          6,228          18,240         17,895
Interest expense, net...............................................         5,859          3,889          12,980         11,192
Other (income) expense, net.........................................           422         (1,219)            564         (2,455)
                                                                       -------------------------------------------------------------
Income before reorganization costs and income taxes.................          (403)         3,558           4,696          9,158
Bankruptcy reorganization costs.....................................            -             599          13,179          3,520
Income (loss) before provision for income taxes.....................          (403)         2,959          (8,483)         5,638

Provision for income taxes..........................................           312            272             916            770
                                                                       -------------------------------------------------------------
Net income (loss)...................................................       $  (715)       $ 2,687       $  (9,399)       $ 4,868
                                                                       =============================================================

                             See accompanying notes.



                             Cluett American Corp.
     Condensed Consolidated Statements of Stockholders' Deficit (Unaudited)
                        (In Thousands, except per share data)

                                                                                                 Equity
                                                                                               Adjustment
                                                                                                 From
                                                               Additional                       Foreign
                                        Common Stock             Paid-in       Accumulated      Currency
                                      Shares      Amount         Capital         Deficit       Translation       Total
                                    ---------- ------------ --------------- --------------- --------------- ---------------
Balance at December 31, 1997           2,000          $2        $173,592      $(228,099)        $(2,303)       $(56,808)
Foreign currency translation
 adjustment                                                            -              -           1,633           1,633
Accretion of dividend
 on Redeemable
 preferred stock                                                  (2,077)             -               -          (2,077)
Distribution to CAIC                                             (87,522)             -               -         (87,522)
Contribution of intercompany
 debt due to CAIC                                                 27,609              -               -          27,609
Distribution to CAIC for debt
 purchase                                                        (13,000)             -               -         (13,000)
Contribution of preferred
 stock from CAIC                                                  22,086              -               -          22,086
Contribution of CDC to CAC
 from CAIC                            (1,000)         (1)              -              -               -              (1)
Accretion of dividend
 on Senior exchangeable
 preferred stock                                                  (2,084)             -               -          (2,084)
Accretion of fees on
 Senior exchangeable
 preferred stock                                                     (51)             -               -             (51)
Net loss                                                                         (9,399)              -          (9,399)
                                    ---------- ------------ --------------- --------------- --------------- ---------------
Balance at September 26, 1998          1,000          $1        $118,553      $(237,498)          $(670)      $(119,614)
                                    ========== ============ =============== =============== =============== ===============


                             See accompanying notes.


                             Cluett American Corp.
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In Thousands)

                                                                               Thirty-nine weeks ended
                                                                            September 26,  September 27,
                                                                                 1998           1997
                                                                            ------------------------------
Operating activities:
Net income (loss)..................................................            $ (9,399)      $ 4,868
Adjustment to reconcile net income to net cash and cash
   equivalents used in operating activities:
   Depreciation and amortization...................................               6,880         6,012
     Changes of liabilities subject to compromise..................             (22,442)       (1,577)
                                                                            ----------------------------
                                                                                (24,961)        9,303
Changes in operating assets and liabilities:
   Accounts receivable.............................................              (6,382)       (4,442)
   Inventories.....................................................             (14,661)      (14,463)
   Prepaid expenses and other current assets.......................             (12,099)          421
   Pension and other noncurrent assets.............................                (561)       (1,505)
   Accounts payable and accrued expenses...........................                 727         1,434
   Income taxes payable............................................                (557)         (390)
   Other liabilities...............................................               3,795           408
                                                                            ----------------------------
Net cash and cash equivalents used in operating activities.........             (54,699)       (9,234)

Investing activities:
Purchase of fixed assets...........................................              (7,640)       (6,837)
Proceeds on disposal of fixed assets...............................                  77             -
                                                                            ----------------------------
Net cash and cash equivalents used in investing activities.........              (7,563)       (6,837)

Financing activities:
Issuance of preferred stock........................................              48,125             -
Distribution to parent.............................................             (87,522)            -
Principal payments on pre-petition credit facility.................            (146,490)
Proceeds from long-term debt (Note 4)..............................             222,000             -
Net borrowings under line-of-credit agreement (Note 4).............              20,213        13,417
Principal payments on capital leases...............................              (2,396)         (894)
                                                                            ----------------------------
Net cash and cash equivalents provided by financing activities.....              53,930        12,523

Effect of foreign currency translation.............................                 (36)            -
                                                                            ----------------------------
Net change in cash and cash equivalents............................              (8,368)       (3,548)
Cash and cash equivalents at beginning of year.....................              10,019         5,784
                                                                            ----------------------------
Cash and cash equivalents at end of period.........................              $1,651       $ 2,236
                                                                            ============================






                             See accompanying notes.


                             Cluett American Corp.
        Notes to Condensed Consolidated Financial Statements (Unaudited)


1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Cluett American Corp. (CAC), formerly known as Bidermann Industries Corp. and Affiliates, (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen and thirty-nine week periods ending September 26, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the annual financial statements and footnotes thereto of Bidermann Industries Corp. and Affiliates included in the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 23, 1998.

The consolidated financial statements include all subsidiary companies of CAC including Consumer Direct Corp. (CDC). Significant intercompany transactions have been eliminated in consolidation. Certain consolidated foreign subsidiaries have fiscal years ending November 30.


2. General

On March 31, 1998, the Company's and Cluett American Investment Corp.'s (CAIC), formerly known as Bidermann Industries USA, Inc., Third Amended Plan of Reorganization (the "Plan") was confirmed by the Court. On May 18, 1998, the Plan was consummated completing CAIC's (and its subsidiaries) bankruptcy proceeding which began on July 17, 1995. In connection with the Plan and pursuant to a subscription agreement dated March 30, 1998 (the "Subscription Agreement"), Vestar Capital Partners III, L.P. or a designated affiliate ("Vestar"), Alvarez & Marsal, Inc. or a designated affiliate ("A&M"), a turnaround management firm assisting the Company, and certain members of existing management made a $68 million equity investment (the "Equity Investment") in CAIC. Vestar provided approximately $61.3 million of the Equity Investment in the form of a $24.8 million common equity investment in CAIC (the "Holdings Common Stock") and a $36.5 million investment in Class C Junior Preferred Stock (the "Class C Junior Preferred Stock"). A&M and certain members of management provided additional Equity Investments of $4.9 million and $1.8 million in CAIC Common Stock, respectively. The balance of the CAIC Common Stock is held by the shareholders that were shareholders prior to the bankruptcy ("Old Equity"). Holdings Common Stock is held as follows: Vestar - 70.8%, A&M - 14%, Management - 5.1%, Old Equity - 10.1%.

The Company and CAIC used the Equity Investment in conjunction with (i) borrowings under a new $160.0 million senior credit facility, (ii) $112.0 million proceeds from the Company's issuance of Senior Subordinated Notes Due 2008 and $48.125 million net proceeds from the issuance of Senior Exchangeable Preferred Stock Due 2010, collectively the "Offerings," to effect a recapitalization (the "Recapitalization") under which all of CAIC and the Company's existing pre-petition obligations and all borrowing under the Company's debtor-in-possession facility, were paid in full.

                             Cluett American Corp.
  Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)



2. General (continued)

The following table sets forth the uses of funds for CAIC and the Company after giving effect to the Recapitalization and the application of the proceeds therefrom:
                                                   The
                                                 Company    CAIC       Total
                                                 -------------------------------
                                                      (In Millions)

Uses of Funds:
   Payment of Allowed Claims.................... $168.9     $122.6    $291.5
   Payment of Estimated Post-Petition Interest..   12.4       24.3      36.7
   Refinancing of Existing Debt.................    7.0          -       7.0
   Estimated Fees and Expenses..................   13.5        5.4      18.9
                                                 -------------------------------
                                                 $201.8     $152.3    $354.1
                                                 ===============================


3. Inventories

Inventories consist of the following:

                                            September 26,    December 31,
                                                1998              1997
                                       ------------------ -------------------
                                                  (In Thousands)


Finished goods                                 $76,953            $65,558
Work in process                                  4,462              4,326
Raw materials and supplies                      10,818              8,352
                                       ------------------ -------------------
                                               $92,233            $78,236
                                       ================== ===================

                             Cluett American Corp.
  Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)



4. Indebtedness and Financial Arrangements

On May 18, 1998 the Company entered into a $160,000,000 senior secured credit facility. The facility is comprised of three different loans. A $50,000,000 revolving credit facility, a $50,000,000 term loan ("Term A"), and a $60,000,000 term loan ("Term B"). The revolving credit facility and the Term A loan mature in 2004. The Term B loan matures in 2005. Interest rates for borrowings under the revolving credit facility and the Term A loans are based on either LIBOR plus 225 basis points or the alternative base rate (the greater of the NationsBank prime rate or the Fed Funds rate) plus 125 basis points. Interest on the Term B loan is based on LIBOR plus 250 basis points or the alternative base rate plus 150 basis points.


                                                      September 26, December 31,
                                                           1998        1997
                                                      ------------- ------------
                                                            (In Thousands)

Short-term Debt:
   Current portion of capital lease obligations         $     14      $     724
   Current portion of long-term debt                       2,600              -
   Canada operating loan                                   8,025          2,192
   CDG operating facility                                      -          6,256
                                                       ------------- -----------
                                                          10,639          9,172
Long-term Debt:
    Liabilities Subject to Compromise:
      Revolving credit facility                                -         52,638
      Term loan                                                -         70,459
      Accrued interest                                         -         22,532
      Trade accounts and expense payable                       -         18,238
      Lease rejection liabilities                             -           5,065
   Capital lease obligations                                 240          1,960
   Revolving credit facility                              21,000              -
   Senior credit facility                                107,400              -
   Senior subordinated 10 1/8% notes                     125,000              -
                                                       ------------- -----------
                                                         253,640        170,892
                                                       ------------- -----------
                                                        $264,279       $180,064
                                                       ============= ===========

                             Cluett American Corp.
  Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)


5. Accounting Standards Recently Adopted

Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income" establishes new rules for reporting comprehensive income and its components. SFAS 130 is effective for fiscal year beginning after December 15, 1997, and was adopted by the Company for the fiscal year beginning January 1, 1998. There was no impact on net income or shareholders' deficit from the adoption of the statement.

For the periods ending September 26, 1998 and September 27, 1997, accumulated other comprehensive income as shown in the consolidated balance sheets was comprised of foreign currency translation adjustments, which prior to the adoption was reported separately in shareholders' deficit. The components of comprehensive income, net of tax, for these periods were as follows:





                                 Thirteen           Thirty-nine
                               Weeks Ended          Weeks Ended
                            9/26/98   9/27/97    9/26/98     9/27/97
                           --------- ---------- ----------- ---------
                                          (In Thousands)

Net income (loss)..........  $(715)     $2,687    $(9,399)    $4,868
Translation adjustment.....   (352)         62      1,633       (434)
                           --------- ---------- ----------- ---------
Comprehensive income.......$(1,067)     $2,749    $(7,766)    $4,434
                           ========= ========== =========== =========

                             Cluett American Corp.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The table below sets forth net sales, gross profit, selling, general and administrative, operating income, bankruptcy reorganization costs and net income
(loss) of the Company for the thirteen weeks ended September 26, 1998 and September 27, 1997.
                                                       Thirteen weeks ended
                                                    September 26,  September 27,
                                                        1998           1997
                                                    -------------  -------------
                                                           (In Thousands)

Net sales......................................        $93,264        $97,085
Gross profit...................................         27,007         27,909
Selling, general and administrative expenses...         21,129         20,061
Operating income ..............................          5,878          6,228
Bankruptcy reorganization costs................              -            599
Net income(loss)...............................           (715)         2,687



The table below sets forth net sales and operating income for the Company's ongoing "Core" operations, which include the Shirt Group and Sock Group for the thirteen weeks, ended September 26, 1998 and September 27, 1997 separated from the "Non-Core" operations of the Designer Group and facility closing and reengineering costs. The Company has entered into agreements to terminate the product licenses of the Designer Group.

                                                      Thirteen weeks ended
                                                    September 26,  September 27,
                                                        1998           1997
                                                  --------------  --------------
                                                         (In Thousands)

Net sales
     Core....................................         $84,568        $81,064
     Non-core................................           8,696         16,021
                                                 -------------------------------
          Total..............................         $93,264        $97,085
                                                 ===============================

Operating income (loss)
     Core....................................          $9,729         $7,782
     Non-core................................          (3,851)            66
     Facility closing and
       reengineering costs...................               -         (1,620)
                                                 -------------------------------
          Total..............................          $5,878         $6,228
                                                 ===============================


Results of Operations: Thirteen weeks ended September 26, 1998

Net Sales: Total net sales for the thirteen weeks ended September 26, 1998 decreased $3.8 million, or 3.9%, to $93.3 million compared with net sales of $97.1 million for the thirteen weeks ended September 27, 1997. However, net sales for the thirteen weeks ended September 26, 1998 for the Company's core businesses increased 4.3% or $3.5 million, to $84.6 million compared with the same period last year. This sales increase is attributable to stronger market performance in the Company's Core Gold Toe and Arrow brands. This increase in net sales is attributable to higher unit volumes and average selling prices accompanied with lower customer returns and allowances.

Gross Profit: Gross profit for the thirteen weeks ended September 26, 1998 decreased $.9 million, or 3.2%, to $27.0 million compared with gross profit of $27.9 million for the thirteen weeks ended September 27, 1997. Gross profit margins in the core businesses of the Sock Group and Shirt Group improved during this period from 29.7% to 31.8% of net sales. This improvement in gross margin resulted from improved manufacturing efficiencies and higher average selling prices. However, this performance on a consolidated basis was offset by a margin decline in the Designer Group.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased to $21.1 million (22.7% of net sales) in the third quarter of 1998 from $20.1 million for the same period in 1997. This increase is primarily a result of increased costs associated with a new marketing plan and global brand strategy for Arrow. The Company is also developing a sales infrastructure to explore future business opportunities. Overall, these expenses are on target with the Company's Core business strategic plans.

                             Cluett American Corp.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Operating Income: The Company's operating income declined slightly to $5.9 million from $6.2 million for the thirteen weeks ended September 26, 1998. However, the Core businesses operating income increased 24.4% from $7.8 million to $9.7 million because of higher sales volume and the above mentioned associated gross margin improvement.

Bankruptcy Reorganization Costs: The Company expects to have no future expenditures of this nature.

Net Income (loss): Net income for the thirteen weeks ended September 26, 1998 decreased $3.4 million to a loss of $0.7 million from income of $2.7 million for the same period in 1997. This reduction was primarily related to the exit of the Designer Group business and the related licenses.

                              Cluett American Corp.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The table below sets forth net sales, gross profit, operating income, selling, general and administrative, bankruptcy reorganization costs and net income
(loss) of the Company for the thirty-nine weeks ended September 26, 1998 and September 27, 1997.

                                                     Thirty-nine weeks ended
                                                   September 26,  September 27,
                                                         1998          1997
                                                   -----------------------------
                                                           (In Thousands)

Net sales..........................................   $261,898       $259,091
Gross profit.......................................     79,203         77,124
Selling, general and administrative expenses.......     59,941         57,326
Operating income ..................................     18,240         17,895
Bankruptcy reorganization costs....................     13,179          3,520
Net income(loss)...................................     (9,399)         4,868


The table below sets forth net sales and operating income for the Company's ongoing "Core" operations, which include the Shirt Group and Sock Group for the thirty-nine weeks, ended September 26, 1998 and September 27, 1997 separated from the "Non-Core" operations of the Designer Group and facility closing and reengineering costs.


                                                      Thirty-nine weeks ended
                                                    September 26, September 27,
                                                       1998           1997
                                                   -----------------------------
                                                          (In Thousands)

Net sales
     Core.......................................     $238,683       $225,088
     Non-core...................................       23,215         34,003
                                                   -----------------------------
          Total.................................     $261,898       $259,091
                                                   =============================

Operating income (loss)
     Core.......................................      $25,251        $21,087
     Non-core...................................       (5,989)        (1,289)
     Facility closing and
       reengineering costs......................       (1,022)        (1,903)
                                                   -----------------------------
          Total.................................      $18,240        $17,895
                                                   =============================


Results of Operations: Thirty-nine weeks ended September 26, 1998

Net Sales: Net sales for the thirty-nine weeks ended September 26, 1998 increased $2.8 million, or 1.1%, to $261.9 million compared with net sales of $259.1 million for the thirty-nine weeks ended September 27, 1997. However, net sales for the thirty-nine weeks ended September 26, 1998 for the Company's core businesses increased 6.0% or $13.6 million, to $238.7 million compared to the thirty-nine weeks ended September 27,1997. The increase was due primarily to the Company's expanded product offerings in Gold Toe and other Sock Group licensed brands including Nautica and Jockey, accompanied with increased market share in the Shirt Group with the Arrow brand.

Gross Profit: Gross profit for the thirty-nine weeks ended September 26, 1998 increased $2.1 million, or 2.7% to $79.2 million from $77.1 million for the same period of 1997. The Core businesses gross margin improved from 30.3% to 31.7%. This improvement was primarily the result of a more favorable regular/off-price mix of branded products. Led by Gold Toe and Arrow, the Core business has also benefited from improved manufacturing efficiencies.

Selling, General and Administrative Expenses: Selling, general and administrative expenses for the thirty-nine weeks ended September 26, 1998 increased $2.6 million to $59.9 million compared with selling, general and administrative expenses of $57.3 million for the thirty-nine weeks ended September 27, 1997. This increase is primarily a result of increased marketing expenses and operational consolidation efforts. This spending is consistent with the Company's strategic plan and should result in significant future operating savings.

                       Cluett American Corp.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Operating Income: The Company's operating income of $18.2 million is slightly higher than the prior year's $17.9 million. The Core businesses operating income increased by $4.2 million or 19.9% from $21.1 million to $25.3 million as a result of higher sales volume and associated gross margins.

Bankruptcy   Reorganization  Costs:  Bankruptcy  reorganization  costs  for  the thirty-nine weeks ended September 26, 1998 increased $9.7 million to $13.2 million compared with bankruptcy reorganization costs of $3.5 million for the thirty-nine weeks ended September 27, 1997. This increase in bankruptcy reorganization costs resulted from the recognition of default interest and administrative expenses payable in accordance with the terms of the Plan of Reorganization. The Company expects to have no future expenditures of this nature.

Net Income (loss): Net income for the thirty-nine weeks ended September 26, 1998 decreased $14.3 million to a loss of $9.4 million from income of $4.9 million for the same period in 1997. This reduction was primarily related to bankruptcy reorganization costs associated with the Plan of Reorganization.

Year 2000: The Company believes that its systems are capable of functioning from and after the year 2000 without any material additional costs. The ability of third parties with which the Company transacts business to adequately address their year 2000 issues is outside of the Company's control. There can be no assurance that the failure of the Company or such third parties to adequately address their respective year 2000 issues will not have a material adverse effect on the Company.

Seasonality: The Company's business is seasonal, with higher sales and income during the third and fourth quarters, which coincide with the Company's two peak selling seasons: the first running from the start of the back-to-school and fall selling seasons beginning in August and continuing through September, and the second being the Christmas selling season beginning with the weekend following Thanksgiving.

Also contributing to the strength of the third quarter is the high volume of fall shipments to wholesale customers which are generally more profitable than spring shipments. The slower spring selling season at wholesale combines with retail seasonality to make the first quarter particularly weak.

                             Cluett American Corp.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources

The seasonal nature of the Company's business typically requires the use of cash to fund a build-up in the Company's inventory in the first half of each year. During the third and fourth quarters, the Company's higher level of sales tends to reduce its inventory levels and generate accounts receivable. This increase in accounts receivable generates operating cash to reduce debt during the fourth and first quarters of each year.

The Company's principal sources of liquidity are expected to be cash from its operations and funds available under the $50 million Senior Revolving Credit Facility. The Company's principal uses of cash for the next several years will be operating expenses, capital expenditures and debt service requirements related to the Company's financing agreements.

Net cash used by operations in the first thirty-nine weeks of 1998 was $54.7 million compared with net cash used by operations of $9.2 million for the same period in 1997. This increase in cash used by operations is related to the payment of prepetition liabilities of $167.0 million resulting from the bankruptcy. Additionally, the Company paid loan fees of $11.9 million related to the new $160.0 million senior credit facility, issuance of $125.0 million senior subordinated notes and the issuance of $50.0 million preferred stock.

Net capital spending in the first thirty-nine weeks of 1998 was $7.6 million compared to $6.8 million for the same period in 1997. The Company anticipates overall capital spending levels for the 1998 year to be approximately $10.0 million.

The Company has a credit agreement, which includes a revolving credit facility under which the Company may, at its option, borrow and repay amounts within certain limits. The total amount available to the Company under the revolving credit facility is $50.0 million, subject to certain customary drawing conditions. The Company believes that its borrowing capacity under this facility is adequate for its 1998 peak seasonal needs.

The Company expects a net working capital reduction of approximately $8.8 million as a result of exiting the Designer Group along with the related Burberry and YSL license agreements.

The Company will rely on internally generated funds and, to the extent necessary, on borrowings under the revolving credit facility to meet its liquidity needs.

Cautionary Statement Regarding Forward-Looking Statements

The preceding Management's Discussion and Analysis contains forward-looking statements regarding the Company's performance, liquidity and the adequacy of its capital resources. Those statements are based on management's current assumptions and expectations and are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. As a result, the Company cautions that the forward-looking statements are qualified by the risks of increased competition, shifting consumer demand, changing consumer credit markets and general economic conditions, hiring and retaining effective team members, sourcing merchandise from domestic and international vendors, preparing for the impact of year 2000, and other risks and uncertainties. Therefore, while management believes that there is a reasonable basis for the forward-looking statements, undue reliance should not be placed on those statements.

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)  The following exhibits are included herein:

     2.1 Third Amended Plan of Reorganization of Cluett American Corp. and Cluett American Investment Corp. (incorporated by reference to Exhibit
          2.1 to the Company's Registration Statement on Form S-4 (Reg. No. 333-58059) filed on June 30, 1998).

     2.2 Subscription Agreement dated as of March 30, 1998 among Bidermann Industries U.S.A., Inc., Vestar Capital Partners III, L.P. and Alvarez & Marsal, Inc. (incorporated by reference to Exhibit 2.2 to the Company's Registration Statement on Form S-4 (Reg. No. 333-58059) filed on June 30, 1998).

     2.3 Stockholders' Agreement dated as of May 18, 1998 among Cluett American Investment Corp., Vestar Capital Partners III, L.P., A&M Investment Associates #7, LLC, the Co-Investors named therein, the Original Equity Holders named therein and the Management Investors named therein (incorporated by reference to Exhibit 2.3 to the Company's Registration Statement on Form S-4 (Reg. No. 333-58059) filed on June 30, 1998).

     2.4 Joinder Agreement dated as of June 30, 1998 among Cluett American Investment Corp., Vestar Capital Partners III, L.P. and each other signatory thereto (an "Additional Stockholder") (incorporated by reference to Exhibit 2.4 to the Company's Registration Statement on Form S-4 (Reg. No. 333-58059) filed on June 30, 1998).

     3.1 Restated Certificate of Incorporation of Cluett American Corp. (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4 (Reg. No. 333-58059) filed on June 30, 1998).

     3.2  Bylaws of Cluett American Corp. (incorporated by reference to Exhibit
          3.2 to the Company's Registration Statement on Form S-4 (Reg. No. 333-58059) filed on June 30, 1998).

     4.1 Indenture between Cluett American Corp. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4 (Reg. No. 333-58059) filed on June 30, 1998).

     4.2 Exchange Debenture Indenture between Cluett American Corp. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4 (Reg. No. 333-58059) filed on June 30, 1998).

     4.3 Certificate of Designations of the 12 1/2% Senior Exchangeable Preferred Stock Due 2010 (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-4 (Reg. No. 333-58059) filed on June 30, 1998).

     4.4 Form of 10 1/8% Senior Subordinated Notes Due 2008 (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-4 (Reg. No. 333-58059) filed on June 30, 1998).

     4.5 Form of 10 1/8% Series B Senior Subordinated Notes Due 2008 (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-4 (Reg. No. 333-58059) filed on June 30, 1998).

     4.6 Form of 12 1/2% Senior Exchangeable Preferred Stock Due 2010 (incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-4 (Reg. No. 333-58059) filed on June 30, 1998).

     4.7 Form of 12 1/2% Series B Senior Exchangeable Preferred Stock Due 2010 (incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-4 (Reg. No. 333-58059) filed on June 30, 1998).

     4.8 Note Registration Rights Agreement dated May 18, 1998 among Cluett American Corp., NationsBanc Montgomery Securities LLC and NatWest Capital Markets Limited (incorporated by reference to Exhibit 4.8 to the Company's Registration Statement on Form S-4 (Reg. No. 333-58059) filed on June 30, 1998).

     4.9 Preferred Stock Registration Rights Agreement dated May 18, 1998 among Cluett American Corp., NationsBanc Montgomery Securities LLC and NatWest Capital Markets Limited (incorporated by reference to Exhibit
          4.9 to the Company's Registration Statement on Form S-4 (Reg. No. 333-58059) filed on June 30, 1998).

      10.1 $160,000,000 Credit Agreement dated as of May 18, 1998 among Cluett American Corp., as the Borrower, NationsBank, N.A., as Administrative Agent and Collateral Agent, NationsBanc Montgomery Securities LLC, as Arranger and Syndication Agent, and lenders (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-4 (Reg. No. 333-58059) filed on June 30, 1998).

     10.2 First Amendment to the Credit Agreement and Assignment dated May 27, 1998 by and among Cluett American Corp., Cluett American Investment Corp., Cluett American Group, Inc. and certain subsidiaries, the Existing Lenders, New Lenders, and agents (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-4 (Reg. No. 333-58059) filed on June 30, 1998).

     10.3 Security Agreement dated as of May 18, 1998 made by Cluett American Corp., Cluett American Investment Corp., Cluett American Group, Inc. and certain Subsidiaries of Cluett American Investment Corp. in favor of NationsBank, N.A. as agent (incorporated by reference to Exhibit
          10.3 to the Company's Registration Statement on Form S-4 (Reg. No. 333-58059) filed on June 30, 1998).

     10.4 Pledge Agreement dated as of May 18, 1998 made by Cluett American Corp., Cluett American Investment Corp., Cluett American Group, Inc. and certain Subsidiaries of Cluett American Investment Corp. in favor of NationsBank, N.A., as agent (incorporated by reference to Exhibit
          10.4 to the Company's Registration Statement on Form S-4 (Reg. No. 333-58059) filed on June 30, 1998).

     10.5 Joinder Agreement dated as of May 18, 1998 by and between Bidermann Tailored Clothing, Inc., and NationsBank, N.A., in its capacity as Agent under that certain Credit Agreement dated as of May 18, 1998 (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-4/A (Reg. No. 333-58059) filed on September 3, 1998).

     10.6 CDN $15,000,000 Loan Agreement dated as of August 8, 1997 between Cluett, Peabody Canada Inc., as the Borrower, and Congress Financial Corporation (Canada), as Lender (incorporated by reference to Exhibit
          10.6 to the Company's Registration Statement on Form S-4 (Reg. No. 333-58059) filed on June 30, 1998).

     10.7 Employment Agreement dated March 7, 1997 by and between Great American Knitting Mills, Inc. and James A. Williams (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-4/A (Reg. No. 333-58059) filed on September 3, 1998).

     10.8 Severance Agreement dated as of August 8, 1997 by and between Cluett, Peabody & Co., Inc. and Phil Molinari (incorporated by reference to
          Exhibit 10.8 to the Company's Registration Statement on Form S-4/A (Reg. No. 333-58059) filed on September 3, 1998).

     10.9 Severance Agreement dated as of May 5, 1997 by and between Great American Knitting Mills, Inc. and William Sheely (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-4/A (Reg. No. 333-58059) filed on September 3, 1998).

     10.10 Severance Agreement dated as of May 5, 1997 by and between Great American Knitting Mills, Inc. and Kathy Wilson (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-4/A (Reg. No. 333-58059) filed on September 3, 1998).

     10.11 Advisory Agreement dated May 18, 1998 among Cluett American Investment Corp., Cluett American Corp. and Vestar Capital Partners (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-4/A (Reg. No. 333-58059) filed on September 3, 1998).

     10.12 Secured Promissory Note dated May 18, 1998 made by A&M Investment Associates #7, LLC in favor of Cluett American Investment Corp. (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-4/A (Reg. No. 333-58059) filed on September 3, 1998).

     10.13 Form of Secured Promissory Note made by the Management Investors in favor of Cluett American Investment Corp. (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-4/A (Reg. No. 333-58059) filed on September 3, 1998).

     10.14 Severance Agreement dated as of August 8, 1997 by and between Cluett, Peabody & Co., Inc. and Robert Riesbeck (incorporated by reference to
          Exhibit 10.14 to the Company's Registration Statement on Form S-4/A (Reg. No. 333-58059) filed on October 15, 1998).

     10.15 Severance Agreement dated as of January 16, 1996 by and between Bidermann Industries Corp. and Steven J. Kaufman (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-4/A (Reg. No. 333-58059) filed on October 15, 1998).

     24 Powers of Attorney (included on pages II-5--II-11) (incorporated by reference to Exhibit 24 to the Company's Registration Statement on Form S-4 (Reg. No. 333-58059) filed on June 30, 1998).

     25.1 Form T-1 Statement of Eligibility and Qualification under the Trust Indenture Act of 1939 of The Bank of New York, as Trustee for the 10 1/8% Senior Subordinated Notes Due 2008 (incorporated by reference to
          Exhibit 25.1 to the Company's Registration Statement on Form S-4 (Reg. No. 333-58059) filed on June 30, 1998).

     25.2 Form T-1 Statement of Eligibility and Qualification under the Trust Indenture Act of 1939 of The Bank of New York, as Trustee for the 12 1/2% Subordinated Exchange Debentures Due 2010 (incorporated by reference to Exhibit 25.2 to the Company's Registration Statement on Form S-4 (Reg. No. 333-58059) filed on June 30, 1998).

     27   Financial Data Schedule

     99.1 Form of Note Letter of Transmittal (incorporated by reference to
          Exhibit 99.1 to the Company's Registration Statement on Form S-4 (Reg. No. 333-58059) filed on June 30, 1998).

     99.2 Form of Preferred Stock Letter of Transmittal (incorporated by reference to Exhibit 99.2 to the Company's Registration Statement on Form S-4 (Reg. No. 333-58059) filed on June 30, 1998).

     99.3 Form of Note Notice of Guaranteed Delivery (incorporated by reference to Exhibit 99.3 to the Company's Registration Statement on Form S-4 (Reg. No. 333-58059) filed on June 30, 1998).

     99.4 Form of Preferred Stock Notice of Guaranteed Delivery (incorporated by reference to Exhibit 99.4 to the Company's Registration Statement on Form S-4 (Reg. No. 333-58059) filed on June 30, 1998).

(b) No reports have been filed on form 8-K during the quarter covered by this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             CLUETT AMERICAN CORP.
                                             Registrant


November 24, 1998                        /s/ Robert J. Riesbeck
                                             Robert J. Riesbeck, Chief Financial
                                             and Accounting Officer