Form 10-K
period 1998-12-31
CLUETT AMERICAN CORP
filed 1999-03-30
CIK 1064435

UNITED STATES OF AMERICA
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1998
                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to
--------------

Commission File Number:      333-58059

                          Cluett American Corp.
        (Exact Name of Registrant as Specified in Its Charter)

Delaware                                                   22-2397044
(State or Other Jurisdiction of                            (I.R.S.
Employer
Incorporation or Organization)
Identification No.)

                48 West 38th Street New York, NY 10018
         (Address of Principal Executive Offices) (Zip Code)

   Registrant's Telephone Number, Including Area Code 212-984-8900

Securities registered pursuant to Section 12(b) of the Act:

Title of Each class                               Name of each
exchange on which registered
None                                         None
-----------------------        ----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                                 None
                --------------------------------------
                           (Title of Class)

   Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [ ]

   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15
(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a
court.
Yes   X    No

   No stock is held by any non-affiliates of the registrant as of December 31, 1998.

                          TABLE OF CONTENTS


PART I

Item 1.       Business

Item 2.       Properties

Item 3.       Legal Proceedings

Item 4.       Submission of Matters to a Vote of Security Holders


PART II

Item 5.       Market  for  Registrant's   Common  Equity  and  Related
               Stockholder Matters

Item 6.       Selected Financial Data

Item 7.       Management's   Discussion   and  Analysis  of  Financial
               Condition and Results of Operation

Item 7A.      Quantitative and Qualitative Disclosures about Market Risk

Item 8.       Financial Statements and Supplementary Data

Item 9.       Changes  in  and   Disagreements   with  Accountants  on
               Accounting and Financial Disclosures


PART III

Item 10.      Directors and Executive Officers of the Registrant

Item 11.      Executive Compensation

Item 12.      Security   Ownership   of  Certain   Beneficial   Owners  and
               Management

Item 13.      Certain Relationships and Related Transactions


PART IV

Item 14.      Exhibits,  Financial  Statement  Schedules,  and  Reports  on
              Form 8-K.


SIGNATURES

EXHIBIT INDEX

                                PART I

Item 1.  Business

  Cluett American Corp. (formerly known as Bidermann Industries Corp. ("BIC")), a Delaware corporation organized in 1982, and its subsidiaries (the "Company"), primarily designs, manufactures and markets men's socks and dress shirts in the United States and Canada. The Company filed voluntary petitions for relief under the provisions of Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the "Court") on July 17, 1995. On March 31, 1998, the Third Amended Plan of Reorganization (the "Plan") was confirmed by the Court. In connection with the Company's recapitalization and refinancing consummated on May 18, 1998, the Company entered into a new Senior Credit Facility and issued its Senior Subordinated Notes due 2008 and Senior Exchangeable Preferred Stock due 2010. Cluett American Corp. is a wholly-owned subsidiary of Cluett American Group, Inc. ("CAG"). CAG is a wholly-owned subsidiary of Cluett American Investment Corp. ("CAIC" or "Holdings"), which was formerly known as Bidermann Industries U.S.A., Inc. ("BIUSA").

Overview

  Based on net sales, the Company believes it is one of the leading designers, manufacturers and marketers of men's socks and dress shirts in the United States and has a significant market presence in women's and children's socks and a growing presence in men's and women's sportswear. While the Company serves most channels of distribution, its primary focus is on department and national chain store retailers. The Company believes its core product offerings, GOLD TOE socks and ARROW dress shirts, provide classic styles at price points which represent exceptional value and appeal to a broad consumer base.

  The Company markets its products using widely recognized Company-owned brands such as GOLD TOE, SILVER TOE and ARROW in the sock segment and ARROW and its related trade names, including DOVER, KENT, ARROW "1851" and COLLARMAN in the dress shirt segment. The Company primarily sells its products to department and national chain stores to maintain its brand image and to achieve the relatively higher selling prices and higher margins characterized by sales to these retail stores. Approximately 58% of the Company's net sales are derived from these core offerings, the demand for which is believed to be stable and resistant to changing fashion trends.

  The Company also has licensed the exclusive rights to manufacture and market certain apparel products (generally socks and shirts) under such widely recognized brand names as Kenneth Cole, Perry Ellis, Nautica, Jockey and The North Face. This diverse portfolio of Company-owned and licensed brand names enables the Company to offer different brands with unique value propositions to different channels of distribution.

  The Company identifies its reportable segments based on the segment's product offerings. For the year ended December 31, 1998, the Company conducted its business through three principal segments: the Sock Group, the Shirt Group and the Designer Group. The reportable segments are each managed separately as they manufacture and distribute distinct products with different production processes. The Company evaluates performance based on net sales, gross profit, operating profit and EBITDA. For the year ended December 31, 1998, the Company realized consolidated net sales and EBITDA As Defined of $373.1 million and $40.9 million, respectively. EBITDA As Defined is defined as operating income before depreciation and amortization, non cash pension income and facility closing and reengineering costs. See (7) of Item 6 Selected Financial Data on pages 17 through 19 for a detailed discussion of EBITDA As Defined.

  The Sock Group (43.2% of net sales for the fiscal year ended December 31, 1998). The Sock Group is a market leader in department store sales of socks. The Sock Group's leading brand, GOLD TOE, was established in 1934 and generates approximately 65% of the Sock Group's net sales with the remaining sales generated through complementary private labels and through licensed brands such as Perry Ellis, Nautica, Jockey and Arrow. The Sock Group offers a comprehensive line of products across multiple price points, ages, genders and styles, enabling it to provide its customers with a full range of their sock requirements. For the fiscal year ended December 31, 1998, the Sock Group realized net sales and EBITDA As Defined of $164.8 million and $31.4 million, respectively.

  The Shirt Group (48.1% of net sales for the fiscal year ended December 31, 1998). The Shirt Group designs, manufactures and markets dress shirts and sportswear, focusing on men's cotton/polyester and all cotton dress shirts which are sold under the ARROW brand and its related trade names, including DOVER, KENT, COLLARMAN and ARROW "1851". Sportswear products manufactured by the Company consist primarily of men's and women's knitted and woven sport shirts, which are sold primarily under the TOURNAMENT, KHAKI by ARROW and ARROW AMERICA'S Sport labels. Because of the name recognition of its ARROW brand, which was established in 1851, the Company is also able to license the ARROW trademark for shirts internationally and non-shirt products both domestically and internationally. For the fiscal year ended December 31, 1998, the Shirt Group realized net sales (including licensing fee revenue of $6.3 million) and EBITDA As Defined (including net licensing income of $4.4 million) of $183.2 million and $14.2 million, respectively.

   The Designer  Group (7.6% of net sales for the fiscal year ended December 31,
1998). The Designer Group was established as a separate business unit in October 1995 and sells (i) dress and sport shirts under licensed Kenneth Cole, Yves Saint Laurent ("YSL") and Burberrys trademarks, (ii) dress socks under the licensed Kenneth Cole and YSL trademarks and (iii) tailored clothing and casual pants under the YSL trademark. During the fiscal year ended December 31, 1998, management decided to exit the Burberrys and YSL businesses. This decision was driven by a lack of operating profitability in the Designer Group, combined with a significant working capital requirement. Consequently, the Company has entered into agreements to terminate the Burberrys and YSL license agreements and will no longer distribute products under these brands after June 30, 1999. The net cost to exit the Burberrys and YSL businesses during 1998 was approximately $7.1 million. For the fiscal year ended December 31, 1998, the Designer Group had net sales and EBITDA As Defined of $29.1 and $(0.5) million, respectively. Effective January 1, 1999, for financial reporting purposes, the dress and sport shirts business under the Kenneth Cole trademark will be consolidated into the Shirt Group financial results and the dress sock business under the Kenneth Cole trademark will be consolidated into the Sock Group financial results. Operationally, Kenneth Cole dress shirts and socks will remain distinctly separate from the Shirt and Sock Groups in order to maintain the unique qualities of a designer product.

     The net sales and EBITDA As Defined numbers in the preceding three paragraphs include intercompany sales of $7.8 million. For additional information about the Company's product categories and reportable segments, see
Item 1 "Description of Business" on pages 5 through 7 and "Note 17 Segment Data" of the Notes to the Consolidated Financial Statements on pages F-8 through F-34 of the Consolidated Financial Statements.

Description of Business

The Sock Group

  Founded in 1919, the Sock Group is one of the largest designers, manufacturers and marketers of socks in the United States. The Sock Group distributes its products to most channels of distribution, although it has a concentration in the higher-margin department and national chain store segment.

  The United States sock industry is a subset of the overall United States hosiery industry. The sock industry includes the manufacture of socks for men, women, children and infants. Within the sock industry, the two largest segments are casual/dress and sport/athletic. Demand is driven by the basic replenishment needs of the consumer and the general fashion trends prevalent in the market.

  The sale of socks as a percentage of total hosiery sales has been increasing steadily over the last several years. The increased demand has been driven by the overall trend toward casual fashion. In addition, the volume of socks sold at retailers has increased as more manufacturers, including the Sock Group, have introduced multi-pack offerings for products that were traditionally sold in single pair offerings.

  In response to these trends, and in order to diversify its product offerings, the Sock Group has expanded its product lines through new licensing agreements, private label products and brand extensions. The Sock Group, through its premier GOLD TOE brand, its SILVER TOE and FRIDAY's by Cluett brands, its licensed Jockey, Perry Ellis, Nautica, and Arrow trademarks and its private label products, is the most diversified sock company in the United States and is able to offer its customers a majority of their sock requirements.

  The following table shows the percentage of the Company's net sales of socks represented by the listed category:


                                        1996        1997    1998
                                        -----       ----    ----


         Gold Toe                         61%        63%        65%
         Other Branded                    20         20         18
         Private Label                    12         11         11
         Other(1)                          7          6          6
                                        ----       ----       ----

                     Total              100%       100%       100%
                                        ====       ====       ====

         Total net sales in millions  $141.1     $151.8      $164.8
                                       =====      =====       =====

(1) Includes transfers to outlet stores.

  GOLD TOE socks have provided a strong foundation for the Sock Group and its predecessors for most of its 79-year history. The GOLD TOE trademark is used on socks for all lifestyles (dress, casual and athletic) and all genders and ages (men, women and children). GOLD TOE socks are marketed at wholesale at the upper moderate price range. Its primary competitors include private labels of the various department stores for men's and women's socks.

  The Sock Group also markets Perry Ellis and Nautica designer socks. The Perry Ellis label was added in 1993 and the Nautica label was added in 1996. Perry Ellis and Nautica are primarily a premium quality, men's designer product for the department store class. These lines enable the Sock Group to enhance its position in the upper price tier of this trade class and expand its product line. Perry Ellis and Nautica socks are marketed in an upper price range. Their primary competitors include the brands `Polo' and `Tommy Hilfiger'.

  The Sock Group markets moderate price point socks under the ARROW and Jockey trademarks. ARROW and Jockey socks are marketed to men and women. Both products have the advantage of nationally recognized brand names. Currently, Sears accounts for the majority of the ARROW sock volume. Jockey's and ARROW'S competitors include `Hanes' by Sara Lee Corporation ("Sara Lee") and private label manufacturers.

  The Sock Group also sells socks into the mass market and discount channel under the SILVER TOE, COLORMATCH and Jaclyn Smith brands. These offerings enable the Company to access the large mass merchant channel with a high quality and differentiated product. The Sock Group's primary competitors in this channel of distribution are Renfro Corporation ("Renfro") and other private label manufactures.

  The Sock Group supplies a number of its key customers with comprehensive private label programs. Private label represents an opportunistic business which leverages the Company's strong design and production capabilities. By offering private label socks, the Sock Group is capable of serving the full range of its customer's product needs.

The Shirt Group

  Founded in 1851, the Shirt Group places its primary focus on the dress shirt segment of the market, representing 65% of its revenues for the fiscal year ended December 31, 1998. The Shirt Group distributes its products to department stores, specialty stores, national chain stores and selected discount stores, although it has its highest concentration in the department and national chain store segment. Similar to the Sock Group, the Shirt Group has diversified its product offerings through brand extensions and private label products. The breadth of the Shirt Group's product offerings allows it to offer a comprehensive range of products to its customers.

  The Company's ARROW dress shirts are  principally  marketed under four labels:
DOVER, KENT, ARROW "1851" and COLLARMAN. These labels have been repositioned over the past year to represent a good, better and best strategy for the ARROW product lines.

  The following table shows the percentage of the Company's net sales of shirts represented by the listed category:



                                        1996    1997   1998
                                        -----   ----   ----
Dress Shirts:

Arrow...........................        59%     58%      58%
Other Dress Shirts..............         3       7        7
                                         -       -        -
              Total.............        62%     65%      65%

Sport Shirts....................        38%     35%      35%
                                        --      --       --
      Total Shirts..............       100%    100%     100%
                                       ===     ===      ===

Total net sales in millions.....     $ 194.7 $ 176.8  $ 183.2

DRESS SHIRTS
     Traditional in styling, the DOVER and KENT brands are names the consumer and retailer recognize as a good quality, moderately priced, dress shirt that is a mainstay of the ARROW assortment. This product line has allowed ARROW to be a significant player in the blended oxfo rd cloth classification and is carried in almost every store where ARROW is sold. Leveraging the strength of the DOVER label, a new marketing strategy was launched in 1998, and DOVER was extended to include blended broadcloth and blended pinpoint shirts. A major design and merchandising effort was put into these two new product offerings to show a broader fashion assortment, while maintaining the classic DOVER styling. This product line is targeted at an average out-the-door retail price of approximately $18 to $22, and its major competitors are private label products.

  The ARROW "1851" label was launched in 1994 when ARROW was the first to market wrinkle free shirts. As with DOVER and KENT, the ARROW "1851" wrinkle free products are mostly cotton blends available in oxford, broadcloth and pinpoint. The wrinkle free oxford is the best selling wrinkle free shirt in the department store channel. The ARROW "1851" label reinforces ARROW'S important position in the blended oxford classification. Whereas DOVER and KENT are more traditional in styling, the ARROW "1851" label is available in more updated fashion styles and available in 100% cotton. This product line represents ARROW'S better quality shirt by offering the consumer fashion looks with either the enhancement of the wrinkle free process or the better 100% cotton fabric. The primary competition for the ARROW "1851" label is private label products. The average out-the-door retail price is approximately $23 to $27.

  COLLARMAN is a product line that was launched in 1996. Designed to be the highest quality shirt in the ARROW product offering, these shirts are manufactured with cotton pinpoint oxford and broadcloth fabrics. Although not a large portion of ARROW sales, this product has been placed in certain better department stores. The primary competition for the COLLARMAN is `Perry Ellis' by Salant Corporation ("Salant"). The average out-the-door retail price for COLLARMAN is approximately $28 to $32.

  The Shirt Group has identified the private label shirt market as a growth opportunity with existing customers as well as other channels of distribution. A separate sales team has been established to pursue this business opportunity. Using the Company's expertise in design, manufacturing and service, the Shirt Group can offer a competitive advantage in helping stores manage their private label business.

SPORT SHIRTS
     The Company leverages the recognition of its well-known ARROW brand name in its sportswear product lines. With the growth of the casual sportswear business and the higher priced designer collections, ARROW has identified a niche for a branded, moderately priced product. During the fiscal year ended December 31, 1998, the Company repositioned its sportswear labels with an emphasis on three brands: TOURNAMENT, KHAKI by ARROW and ARROW AMERICA'S Sport, which are marketed to provide a good, better, and best product line. Approximately 35% of the Shirt Group's business is in sportswear.

  The TOURNAMENT brand is a moderately priced, mostly cotton blended product from ARROW. Starting in 1997, the Company began marketing all of its moderate priced sportswear, primarily knit and woven shirts, under the TOURNAMENT brand. TOURNAMENT sportswear is targeted at a retail price of approximately $18 to $22. The major competitors of the TOURNAMENT brand are private label and `Supreme' by Supreme International Corp. ("Supreme").

  The KHAKI by ARROW and ARROW AMERICA's Sport labels represent higher quality, 100% cotton sportswear product. Traditional in styling, these products were marketed to give the consumer a natural fiber sport shirt at a retail price of $25 to $30. These product lines are primarily focused on the better specialty stores and traditional department stores. The major competitors are private label products and `Chaps' by Warnaco Inc. ("Warnaco").

The Designer Group

      The Designer Group was established as a separate business unit in October, 1995 and sells: (i) dress and sport shirts under its licensed Kenneth Cole, YSL and Burberrys trademarks; (ii) dress socks under the licensed Kenneth Cole trademark; and (iii) tailored clothing and casual pants under the YSL trademark. During the fiscal year ended December 31, 1998, the Company terminated the Burberrys and YSL license agreements and will no longer distribute products under these brands after June 30, 1999. Effective January 1, 1999, for financial reporting purposes, net sales of dress shirts under the Kenneth Cole trademark will be consolidated into the Shirt Group and net sales for dress socks under the Kenneth Cole trademark will be consolidated into the Sock Group.

Marketing, Sales & Distribution

The Sock Group

  The Sock Group is a significant supplier to many leading department store and national chain retailers. The Sock Group segments its use of brand names by distribution channel to solidify the perceived value of such brands and to maintain their integrity. The Sock Group's top ten customers accounted for 78% of its total net sales in the fiscal year ended December 31, 1998.

  The Sock Group distributes its products through the following channels:

     SALES BY DISTRIBUTION CHANNEL FOR THE FISCAL YEAR ENDED
DECEMBER 31, 1998

     Department Stores and National Chains            88%
     Specialty Stores/Other                            1%
     Mass Merchants and Discounters                   11%
                                                      ---

         Total                                       100%

  Consistent with industry practice, the Sock Group does not operate under long-term written supply agreements with its customers.

  To better serve its customers, the Sock Group installed a vendor managed inventory system ("VMI") in 1998. The VMI provides the Sock Group with real time information on the sales of the Sock Group's products by its customers. This system allows the Sock Group to ship product to a customer immediately upon learning that such customer does not have adequate inventory. As a result, the Sock Group no longer needs to wait until a request comes directly from that customer.

  In an effort to maximize the Sock Group's product exposure and increase sales, the Sock Group works closely with its major customers to assist them in managing their entire sock category and to promote the Sock Group's products to the consumer. In addition to frequent personal consultation with the employees of these customers, the Sock Group periodically meets with its customers' senior management to jointly develop merchandise assortments and plan promotional events specifically tailored to that customer. The Sock Group provides merchandising assistance with store layouts, fixture designs, advertising and point of sale displays. In addition, the Sock Group provides customers with preprinted, customized advertising materials designed to increase sales. The Sock Group does not utilize national brand advertising because it has found the above described advertising techniques to be more cost effective.

  As a supplement to the Sock Group's primary distribution channels, the Shirt Group operates five outlet stores for Sock Group products. These stores sell irregulars, and for financial reporting purposes, the financial results of these stores are consolidated into the US Retail division, which is part of the Shirt Group. The stores are located in factory outlet malls and average approximately 1,200 square feet per store. During the fiscal year ended December 31, 1998, two GOLD TOE outlet stores were closed and no new stores were opened.

  The Sock Group employs sales people who generally have many years of industry experience. Most sales people are compensated with a combination of salary and discretionary bonus.

The Shirt Group

  The Shirt Group is a significant supplier to many leading department store and national chain retailers. Consistent with industry practice, the Shirt Group does not operate under long-term written supply agreements with its customers. The Shirt Group's top ten customers accounted for approximately 52% of total net sales for the fiscal year ended December 31, 1998.

  The Shirt Group distributes its products through the following channels:

     SALES BY DISTRIBUTION CHANNEL FOR THE FISCAL YEAR ENDED
DECEMBER 31, 1998

     Department Stores and National Chains            69%
     Specialty Stores/Other                           13%
     Mass Merchants and Discounters                   18%
                                                      ---

         Total                                       100%

  In order to better serve its customers, the Shirt Group has installed a vendor managed inventory system with most of its major customers. As a result of this system, the Shirt Group is one of the few shirt companies that can manage a customer's inventory. As an example, this system allows the Shirt Group to monitor inventory levels at a customer and initiate replenishment orders without having to wait for the customer's direct request. In addition, the Shirt Group utilizes a balance of off-shore sewing and domestic manufacturing to provide its customers with timely dress shirt replenishment. As a result of this manufacturing strategy, the Shirt Group can deliver its core dress shirt offerings within 48 hours of receiving an order. This order fulfillment time compares favorably to those competitors which rely on foreign manufacturing for a majority of their products where lead times can be as long as five weeks. As a result, management believes certain competitors must hold much higher inventory levels to effectively compete with the Shirt Group.

  The Shirt Group works closely with its key accounts to assist them in managing their entire dress shirt and sport shirt product categories. This close relationship insures increased sales and promotes maximum product exposure of the Shirt Group's products to the consumer. In addition to frequent personal consultation with the buying teams of these key accounts, the Shirt Group frequently meets with its customers' senior management to jointly develop merchandise assortments and to plan promotional events specifically tailored for that account. The Shirt Group provides merchandising assistance with in-store presentations, fixture designs, advertising and point of sale displays.

  The Shirt Group employs sales people who generally have several years of experience in the men's shirt business. Because the turnover of buyers at retail stores is high, many retailers rely on the experience of their key vendors to manage their business for them. The Shirt Group has developed a well-respected expertise in managing such businesses for its key accounts. Most sales and sales management personnel are compensated with a combination of salary and bonus, based on established goals and objectives.

  As a supplement to its primary distribution channels, the Shirt Group operates 24 retail outlet stores in the United States and Canada which sell the Shirt Group's products directly to consumers. These stores generally sell irregulars, discontinued and off price goods. The retail stores offer a collection of the Shirt Group's dress and sport shirts, GOLD TOE socks and other products such as ties and belts supplied by Arrow licensees. The main purpose of the retail stores is to help maintain the ARROW brand image by controlling the sale of excess inventory. During the fiscal year ended December 31, 1998, three new retail outlet stores were opened and 12 were closed. The average size of each store is approximately 3,000 square feet.

The Designer Group

  During 1998, the Designer Group sold its licensed Kenneth Cole, YSL and Burberrys products to a variety of specialty and department stores. Similar to the Company's other divisions, the Designer Group employs sales people who generally have many years of industry experience. Most sales people are compensated with a combination of salary and discretionary bonus. As discussed above, the Designer Group has terminated its Burberrys and YSL licenses effective December 31, 1998 and will not distribute products under these trademarks after June 30, 1999.

Raw Materials

The Sock Group

  The Sock Group relies on outside suppliers to meet its raw material needs. The Sock Group has developed key relationships with each of the largest yarn suppliers in the industry. Due to its size, management believes the Sock Group has developed solid supplier relationships and historically has been able to obtain competitive pricing.

  The Sock Group minimizes the effects of seasonal variations in yarn prices by securing long-term contracts for yarn based on its anticipated needs for each year. Sock manufacturers in the industry typically negotiate yarn contracts in the third quarter of the year for the following year. Selling prices with retailers are then negotiated in January and February based on those yarn prices. Historically, this process has acted as a natural hedge against rising yarn prices.

The Shirt Group

  The Shirt Group also relies on outside suppliers to meet its raw material needs, namely fabric. The Shirt Group maintains close relationships with the largest suppliers of this material. The Shirt Group is not heavily dependent on any one particular supplier.

Manufacturing

The Sock Group

  The Sock Group produces its sock products through domestic manufacturing facilities, imports and subcontracting. Approximately 74% of all production is done at Sock Group-owned facilities, 18% is contracted in the United States with other suppliers and 8% is imported. The Sock Group operates three manufacturing facilities located in Newton and Burlington, North Carolina and Bally, Pennsylvania. The Sock Group's socks are primarily made from cotton, nylon or acrylic yarns. These yarns are knit on a circular knitting machine in a tube-like manner with additional courses placed in the construction to form a pocket for the wearer's heel and toe. The sock is seamed to close the toe end of the tube, dyed to the proper color and packaged for retail store presentation. The Company has spent approximately $16.2 million since 1995 upgrading the Sock Group's primary facilities.

  The Sock Group's quality control program is designed to assure that its products meet predetermined quality standards. The Sock Group has devoted significant resources to support its quality improvement efforts. Each manufacturing facility is staffed with a quality control team that identifies and resolves quality issues.

The Shirt Group

  The Shirt Group produces its shirt products through owned North American manufacturing facilities and subcontracting. Approximately 44% of all dress shirt production is done at North American, Shirt Group-owned or leased facilities, and 56% is sourced outside of North America. All sport shirts are sourced outside of North America. The Shirt Group owns or leases four facilities located in Enterprise and Albertville, Alabama, Austell, Georgia and Kitchener, Ontario.

  For dress shirts, the manufacturing process begins when rolls of fabric are received by the Shirt Group's cutting facilities. The fabric is cut using automated technology. Piece goods are then assembled in bundles and shipped to sewing plants in the United States, the Caribbean or Central America. Shirts that are assembled in the Caribbean or Central America comply with Rule 9802 of the U.S. Tariff Code. This Rule provides that duties are only assessed on the value that is added to the garment in the foreign country. At the sewing facilities, collars, cuffs and sleeves are first assembled, then sewn together with the body of the shirt and, finally, the garments are inspected, pressed and packaged. Sport shirts are sourced in the Far East and Central America.

  The Shirt Group purchases product through individual purchase orders specifying the price and quantity of the items to be produced. Generally, the Shirt Group does not have any long-term, formal arrangements with any of the suppliers which manufacture its products. The Shirt Group believes that it is the largest customer of many of its manufacturing suppliers and that its long-standing relationships with its suppliers provide the Shirt Group with a competitive advantage over its competitors. No single supplier is critical to the Shirt Group's production needs, and the Shirt Group believes that an ample number of alternative suppliers exists should the Shirt Group need to secure additional or replacement production capacity.

The Designer Group

  Kenneth Cole products are produced at domestic, Company-owned facilities and imported. No single supplier is critical to the Company's production needs, and the Company believes that an ample number of alternative suppliers exists should the Company need to secure additional or replacement production capacity.

Design

The Sock Group

  The Sock Group's primary product lines are timeless and are not subject to change. These core product lines provide the Sock Group with a business base, which is carried over from year to year, and is the result of the Sock Group's quality of design, material and brand awareness. The Sock Group does, however, employ separate designers and merchandise product development groups as necessary, creating a structure that focuses on a brand's special qualities and identity. These designers and merchants consider consumer taste and fashion trends when creating a product plan for their brand.

The Shirt Group

  The Shirt Group's primary dress shirt product lines exhibit the similar timeless fashion characteristics as the Sock Group's products and are not generally subject to material change, while sport shirt styles tend to change significantly each season. Each Shirt Group brand employs separate brand designers similar to the Sock Group. The design teams begin creating new product lines up to twelve months in advance of a season in order to ensure that samples, packaging and marketing presentations are ready for introduction, which is generally five months prior to shipping. Lead times will vary depending on whether or not the fabric and make is domestic or imported.

The Designer Group

  The in-house design team at the Designer Group designs (i) dress shirts under its licensed Kenneth Cole trademarks, and (ii) dress socks under the licensed Kenneth Cole trademark. The Designer Group works with the licensor to develop a "fashion blueprint" for the products. The image, colors and styles of the products are intended to be consistent with the other products sold by the licensor and other companies using the particular brand name. Products are made in a wide range of fabrics that are given distinctive looks through a variety of finishes, many of which are developed by the Designer Group.

Trademarks and License Agreements

The Sock Group

  The Sock Group markets its products under its own proprietary trademarks, trade names and customer-owned private labels, as well as certain licensed trademarks and trade names. The Sock Group uses trademarks, trade names and private labels as merchandising tools to assist its customers in coordinating their product offerings and differentiating their products from those of their competitors.

  The Sock Group owns various trademarks and trade names including GOLD TOE, SILVER TOE and ARROW. These trademarks and trade names represent value in product quality and design. The Sock Group regards its trademarks and trade names as valuable assets and rigorously protects them against infringement.

  The Sock Group holds the exclusive sock licenses for the following trademarks:


TRADEMARK                      TERRITORY               EXPIRATION
---------                      ---------               ----------

Perry Ellis and Perry Ellis    U.S., Canada and Mexico 12/31/1999 (1)
  America

Nautica                        U.S. and Canada         12/31/2001

Jockey/Jockey For Her          U.S. and Mexico         12/31/1999

The North Face                 U.S., Canada, Europe    12/31/2004 (1)
                               and Asia

Jaclyn Smith                   U.S.                    No termination date


(1) Option to renew.


  The Sock Group is only partially dependent on these licensed product lines (for the fiscal year ended December 31, 1998, 12% of the Sock Group's net sales was derived from licensed products), and the loss of any individual license would not have a material adverse affect on the Sock Group's overall profitability.

  The Sock Group has licensed the GOLD TOE trademark to two licensees in Mexico and Colombia which provide for minimum royalty payments to be paid to the Sock Group. The Sock Group intends to more fully exploit the strength of the GOLD TOE brand by adding new licensees.

The Shirt Group

  The Shirt Group owns various trademarks and trade names, including ARROW. The ARROW trademark is widely recognized in the industry and represents excellence and value in product quality, fashion and design. The Shirt Group regards its trademarks and trade names as valuable assets and rigorously protects them against infringement.

  The Shirt Group licenses the ARROW and related trademarks to 21 licensees for use in territories outside the United States. Through licensing alliances, the Shirt Group combines its consumer insight and design, marketing and imaging skills with the specific product or geographic competencies of its licensing partners  to create  and  build new  businesses.  The  Shirt  Group's  licensing partners, who are often leaders in their respective markets, generally contribute the majority of product development costs, provide the operational infrastructure required to support the business and own the inventory. The Shirt Group works in close collaboration with its licensing partners to ensure that products are developed, marketed and distributed to address the intended market opportunities and present the Shirt Group's products consistently. While product licensing partners may employ their own designers, the Shirt Group oversees the design of all their products. The Shirt Group also works closely with licensing partners to coordinate marketing and distribution strategies. For the fiscal year ended December 31, 1998, the Shirt Group had licensing fee revenue of $6.3 million.

  Most of the ARROW license agreements provide for a minimum royalty payment and require the licensee to spend a percentage of net sales on advertising and marketing of products. The licenses are for three- or five-year terms which, in most cases, have provisions for renewal terms if the licensee has not breached the agreement and has met certain sales goals. The Shirt Group also has the right to supervise the quality of the licensed products.

  The Shirt Group also licenses the ARROW trademark to United States licensees for use on neckwear, loungewear and men's fashion eyewear.

The Designer Group

  The Designer Group held the exclusive United States licenses for: (i) men's shirts, tailored clothing and socks under the YSL trademark, (ii) men's shirts under the Burberrys trademark and (iii) men's shirts and socks under the Kenneth Cole trademark. The Company has terminated the Burberrys and YSL license agreements and will no longer distribute products under these brands after June 30, 1999. The Kenneth Cole license for dress shirts expires in 2002, and the Kenneth Cole license for socks expires in 2003.

Backlog and Seasonality

  The amount of the Company's backlog orders at any particular time is affected by a number of factors, including seasonality and scheduling of the manufacturing and shipment of products. In general, the Company's electronic data interchange ("EDI") system and vendor managed inventory systems have resulted in shortened lead times between submission of purchase orders and delivery and has lowered the level of backlog orders. Consequently, the Company believes that the amount of its backlog is not an appropriate indicator of future production levels.

  The industries in which the Company operates are cyclical. Purchases of apparel tend to decline during recessionary periods and also may decline at other times. A recession in the general economy or uncertainties regarding future economic prospects could affect consumer spending habits and could have an adverse effect on the Company's results of operations. Weak sales and resulting markdown requests from customers could also have a material adverse effect on the Company's business, results of operations and financial condition.

  The Company's business is seasonal, with higher sales and income during its third and fourth quarters. The third and fourth quarters coincide with the Company's two peak retail selling seasons: (i) the first season runs from the start of the back-to-school and fall selling seasons, beginning in August and continuing through September; and (ii) the second season runs from the start of the Christmas selling season beginning with the weekend following Thanksgiving and continuing through the week after Christmas.

  Also contributing to the strength of the third quarter is the high volume of fall shipments to wholesale customers which are generally more profitable than spring shipments. The slower spring selling season at wholesale combines with retail seasonality to make the first half of the year particularly weak.

Reliance On Certain Customers

  The Sock Group's ten largest customers accounted for approximately 78% of its net sales in 1998 and the Shirt Group's ten largest customers accounted for approximately 52% of its net sales for the fiscal year ended December 31, 1998. The Company has no long-term contracts with these customers, and no customer accounted for more than 10% of the Company's total net sales. Although the Company has long-standing relationships with these customers, a substantial reduction in sales to these customers could have a material adverse effect on the financial condition and results of operations of the Company.

Employees

   As of December 31, 1998, the Company employed approximately 3,134 persons on a full-time basis and approximately 135 persons on a part-time basis, including 1,435 persons in the Sock Group and 1,827 persons in the Shirt Group. Of the total employees, 2,151 were engaged in manufacturing and distribution operations, and the remainder were employed in executive, marketing and sales and purchasing activities and in the operation of the Company's retail outlet stores. Approximately 34% of the Company's 3,269 employees are represented by collective bargaining agreements with one union, which expire between February 28, 2000 and March 31, 2001. The Company believes that its relations with its employees are satisfactory.

Competition and Industry Risks

  The apparel industry is highly competitive due to its fashion orientation, its mix of large and small producers, the flow of domestic and imported merchandise and the wide diversity of retailing methods. The Company competes with numerous domestic and foreign designers, brands and manufacturers of apparel and accessories, some of which may be significantly larger and more diversified and have greater financial and other resources than the Company. Increased competition from these and future competitors could reduce sales and prices, adversely affecting the Company's results of operations.

   Although the Company believes that most of its products are fashion staples, some of the Company's products, such as those distributed by the Designer Group, are subject to changing fashion tastes and styles. The Company's success in these product lines depends on its ability to anticipate and react to consumer demands in a timely manner. If the Company misjudges these markets, it may be faced with significant excess inventory which could have a material adverse effect on the Company's financial condition and results of operations.

  The Sock Group's primary sock competitors are: Sara Lee (`Hanes' and `Champion' brands); Renfro (`Gitano' and `Fruit-of-the-Loom' brands); Royce Hosiery Mills, Inc. (`Dockers' and `Levi' brands); Kayser-Roth (`Burlington,' `Hue' and `No Nonsense' brands); American Essentials (`Calvin Klein' and `American Essentials' brands) and Hot Sox (`Polo,' `Hot Sox,' `Chaps' and `Ralph Lauren' brands). The Company believes, however, that it manufactures a more extensive line of socks for both genders and children and in a broader price range than any of its competitors.

  The Shirt Group's primary dress shirt competitors are: Phillips-Van Heusen Corporation (`Van Heusen' and `Geoffrey Beene' brands); Salant (`Perry Ellis' and `John Henry' brands); Smart Shirt (private label shirt division of Kellwood Company); Capital Mercury (private label shirts); and Oxford Industries Inc. (private label shirts). The Shirt Group's primary sports shirt competitors are:
Warnaco (`Chaps' brand); Polo/ Ralph Lauren L.P. (`Polo' brand); Phillips-Van Heusen Corporation (`Van Heusen' brand); and Supreme (`Supreme' brand).

  The Designer Group's primary competitors are numerous high-end designer labels including `Perry Ellis', `DKNY', `Tommy Hilfiger' and `Polo'.

   The Company has historically benefited from import restrictions imposed on foreign competitors in the apparel industry. The extent of import protection afforded to domestic manufacturers such as the Company, however, has been, and is likely to remain, subject to considerable political deliberation. General Agreements on Trade and Tariffs ("GATT") will eliminate, over a number of years, restrictions on imports of apparel. In addition, on January 1, 1994, the North American Free Trade Agreement ("NAFTA") became effective. Each of these agreements will reduce import constraints previously imposed on some of the Company's competitors and will increase the likelihood of competition on the basis of price.

Information Systems

  The Company has invested $7.5 million since 1995 in state-of-the-art information systems which have dramatically improved operations and management's access to information. The Company's information system provides, among other things, comprehensive order processing, production, accounting and management information for the marketing, manufacturing, importing and distribution functions of the Company's business. The Company's distribution facilities and administrative offices are linked by the computer system. The Company has implemented a software program that enables the Company to track, among other things, orders, manufacturing schedules, inventory, sales and mark-downs of its products. In addition, to support the Company's replenishment program, the Company has an EDI system through which certain customers' orders are placed with the Company. The Company also has a vendor managed inventory system with certain customers through which customers' orders are automatically placed.

Environmental Matters

  The Company is subject to various federal, state and local environmental laws and regulations concerning, among other things, wastewater discharges, storm water flows, air emissions, ozone depletion and solid waste disposal. The
Company's plants generate very small quantities of hazardous waste that are either recycled or disposed of off-site. Most of its plants are required to possess one or more discharge permits.

  Environmental regulation applicable to the Company's operations is becoming increasingly more stringent. The Company continues to incur capital and other expenditures each year in order to comply with current and future regulatory standards. The Company does not expect, however, that the amount of such expenditures in the future will have a material adverse effect on its financial condition, results of operations or competitive position. There can be no assurance, however, that future changes in federal, state or local regulations, interpretations of existing regulations, or the discovery of currently unknown problems or conditions will not require substantial additional expenditures. Similarly, the extent of the Company's liability, if any, for past failures to comply with laws, regulations and permits applicable to its operations cannot be determined.

Item 2.   Properties

Facilities

   The Company's principal executive offices are located at 48 West 38th Street,
New  York,  NY  10018.  The  following  table  summarizes  certain   information
concerning certain of the Company's facilities:


                           APPROX.
  LOCATION                 USE               SQUARE FEET  OWNED/LEASED
  --------                 ---               -----------  ------------

Shirt Group:
  Enterprise, AL           Manufacturing      50,000      Owned
  Kitchener, Ontario       Manufacturing     145,000      Owned
  Kitchener, Ontario       Distribution      125,000      Leased
  Albertville, AL          Manufacturing      57,000      Leased
  Austell, GA.             Manufacturing
                            /Distribution    593,000      Owned
  Toronto, Ontario         Showroom            8,100      Leased
  New York NY              Showroom
                            /Administrative   30,000      Leased
  Atlanta, GA              Administrative     45,760      Leased
Sock Group:
  Bally, PA                Manufacturing     155,000      Owned
  Newton, NC               Manufacturing      81,600      Owned
  Burlington, NC           Manufacturing     251,400      Owned
  Newton, NC               Warehouse          36,000      Leased
  Mebane, NC               Distribution      150,000      Leased
  New York, NY             Showrooms          11,000      Leased
  Boyertown, PA            Warehouse          35,000      Leased
  Pottstown, PA            Dye Facility       20,500      Leased
  Burlington, NC           Office Space        8,300      Leased
Designer Group:
  New York, NY             Showroom            9,200      Leased

  In addition, the Company operates 28 outlet stores on leased premises. The Company believes that its existing facilities are well maintained and in good operating condition and are otherwise adequate for its present and foreseeable level of operations for the next few years.
Item 3.   Legal Proceedings

  From time to time, the Company is involved in various legal proceedings arising from the ordinary course of its business operations, such as personal injury claims, employment matters and contractual disputes. The Company believes that its potential liability with respect to proceedings currently pending is not material in the aggregate to the Company's consolidated financial position or results of operations.

  On July 17, 1995, BIUSA and sixteen of its subsidiaries (the "Debtors") filed voluntary petitions for relief under the provisions of Chapter 11 of the Federal Bankruptcy Code in the Court. On March 31, 1998, the Plan of Reorganization (the "Plan") was confirmed by the Court.

  In connection with the bankruptcy proceedings, the Company incurred bankruptcy reorganization costs in 1995, 1996, 1997 and 1998 of $2.8 million, $6.1 million, $6.1 million and $2.5 million respectively, for professional fees. Additionally, in 1998, the Company incurred $35.0 million in post-petition interest on pre-petition debt. In 1995, the Company also established a reserve of $9.8 million related to estimated costs associated with rejecting leases for certain office space, facilities, retail stores and equipment and incurred costs of $4.8 million related to fees in obtaining Debtor-in-Possession financing and the write-off of capitalized deferred finance costs on the pre-petition debt, and $3.5 million related to potential claims and related litigation matters. During the bankruptcy period from 1995 through 1998, the Company attempted to settle all bankruptcy claims through negotiations with the Company's vendors and lessors. In certain cases, the vendors and lessors accepted settlements for less than the claim amount originally filed. For example, the Company's liability for lease rejection claims was reduced to the extent the lessors were able to mitigate their losses. As a result of these on-going negotiations in 1997, the Company recognized approximately $10.0 million in credits resulting from these negotiated settlements with various vendors and lessors. Settlements during 1995, 1996 and 1998 were not significant. All settlements were approved by the Court. The Company does not anticipate any future adjustments with respect to disputed claims or other events related to the bankruptcy.


 Item 4.   Submission of Matters to a Vote of Security Holders

   During the fourth quarter of 1998, no matter was submitted to a vote of security holders of the Company by means of the solicitation of proxies or otherwise.


                               PART II


Item 5.  Market   for   Registrant's   Common   Equity   and   Related
Stockholder Matters

      All of the Company's outstanding common stock is held by CAG and there is no established public trading market for such stock. The Company has paid no dividends to common stockholders since inception and does not have any present intention to commence payment for any cash dividends. The Company's ability to pay such dividends is limited by the terms of its Senior Credit Facility agreement and the Indenture relating to its 10 1/8% Senior Subordinated Notes due 2008 and its 12 1/2% Senior Exchangeable Preferred Stock due 2010. The Company intends to retain earnings to provide funds for operation and expansion of the Company's businesses and to repay outstanding indebtedness.

Item 6. Selected Financial Data

  The following table sets forth summary historical financial data of the Company for each of the five years ended December 31, 1998. The following summary financial data with respect to the three years ended December 31, 1998, are derived from the Consolidated Financial Statements included elsewhere in this document which have been audited by Ernst & Young LLP, independent auditors, as indicated in their report included elsewhere herein. The following summary financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and notes thereto included elsewhere in this document.



                              1994   1995   1996   1997   1998
                              ----   ----   ----   ----   ----

                             (Unaudited)
                                               (DOLLARS
                                  IN MILLIONS)

STATEMENT OF OPERATIONS
DATA:
Net sales                     $536.8 $486.7 $369.0 $363.5 $373.1

Cost of goods sold (1)         391.5  369.8  273.8  253.7  264.3
                             ------------------------------------
Gross profit
                               145.3  116.9   95.2  109.8  108.8
Selling, general and
administrative expense         145.4  137.9   86.3   76.3   82.4
Facility closing and
 reengineering costs (2)         -     22.5   11.6    2.5    2.4
                             ------------------------------------
Operating income
(loss)                          (0.1) (43.5)  (2.7)  31.0   24.0
Interest expense, net
                                24.6   22.7   16.9   15.2   20.4
Write-down of intangible
 assets (3)                     74.7    -      -      -      -
Other expense (income),net(4)   (0.3)   0.5    3.2    1.2    2.1
Bankruptcy reorganization
 costs (credits) (5)             -     20.9    6.1   (3.9)  37.5
Income (loss) before
provision for income taxes     (99.1) (87.6) (28.9)  18.5  (36.0)
Provision for income
taxes                            1.8    1.5    1.3    1.3    0.8
                             ====================================
Net income (loss)
                              (100.9) (89.1) (30.2)  17.2  (36.8)
                             ====================================


OTHER FINANCIAL DATA:
Capital expenditures           $13.8   $6.1   $9.8  $10.8  $11.8
Depreciation and
 amortization(6)                15.3   13.3   10.9    8.1    8.7
Cash flows provided by
(used in):
  Operating activities        $(16.0)  $0.4  $16.7  $13.0 $(30.9)
  Investing activities         (10.3)  25.3   (8.3)  (7.5) (11.7)
  Financing activities         (22.7) (26.1)  13.3   (1.3)  35.5
EBITDA As
Defined(7)                      13.9   (7.8)  17.4   39.6   40.9
Adjusted Net Sales(8)
                               406.0  388.9  361.8  359.8  369.2
Adjusted EBITDA(7)(8)            0.6   (8.5)  18.7   40.2   41.6
Adjusted EBITDA margin           0.1%  (2.2)%  5.2%  11.2%  11.3%

Working capital(9)            $141.5 $116.9  $82.1  $82.2  $81.4

Total assets                   321.5  252.9  211.1  220.0  220.8
Total long-term debt, net
of current
  portion(10)                  150.4    3.6    8.6    2.0  235.7
Debt subject to
  compromise                   -      161.1  146.0  145.6    -
Preferred stock                 16.4   17.4   18.7   20.0   51.3
Total stockholder's equity
(deficit)                       46.9  (44.3) (74.2) (56.8)(149.0)


(1) In 1995, the Company recorded a charge of approximately $14.0 million for the write-down of inventory, which is included in cost of goods sold.

(2) Over the  four-year  period  1995-1998  facility  closing and  reengineering costs, which totaled $39.0 million, included $15.5 million for plant closings,$10.5 million for store closings, $2.4 million for Other Segments (as defined herein), $1.6 million for relocation and severance, and $8.9 million for software, systems development and implementation and other consulting costs.

(3) Represents the write-off of the remaining excess of the purchase price over the fair value of net assets acquired (goodwill and other intangibles)recorded in connection with the acquisition of the Shirt Group and the Sock Group in 1990.

(4) In 1996 the Company began liquidating its investments in its Mexican and Guatemalan subsidiaries and wrote off $3.1 million previously recorded as a component of equity for foreign currency translation. In 1997, other expense is primarily attributable to foreign exchange losses. In 1998, other expense is comprised primarily of failed deal costs and litigation reserves.

(5) Bankruptcy reorganization costs (credits) consist of the following:



                                        YEAR ENDED DECEMBER 31,

                               1994    1995    1996     1997     1998
                               ----    ----    ----     ----     ----
                                            (DOLLARS IN MILLIONS)

Professional fees               --    $ 2.8   $ 6.1    $ 6.1   $  2.5
Post petition interest paid
 in accordance with the Plan    --       --      --       --     35.0
Adjustment to lease rejection
 and other pre-petition
 Liabilities                    --      9.8      --    (10.0)      --
Write off deferred financing
 costs                          --      3.5      --       --       --
Fees related to obtaining
 the DIP Facility               --      1.3      --       --       --
Claims and related litigation   --      3.5      --       --       --
                              ------------------------------------------
                              $ --    $20.9   $ 6.1    $(3.9)  $ 37.5
                              ==========================================


(6) Depreciation and amortization excludes amortization of deferred financing costs of $3.6 million in 1994, $5.2 million in 1995 and $1.0 million in 1998 which is included in interest expense.

(7) EBITDA As Defined is defined as operating income before depreciation and amortization, non-cash pension income and facility closing and reengineering costs. Adjusted EBITDA represents EBITDA As Defined adjusted for Other Segments. EBITDA As Defined should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with generally accepted accounting principle or as a measure of profitability or liquidity.EBITDA As Defined is presented because it is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness and because certain covenants in the Company's borrowing arrangements are tied to similar measures; however, it is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation.The calculation of EBITDA As Defined and Adjusted EBITDA is shown below:



                                           YEAR ENDED DECEMBER 31,

                                 1994     1995       1996       1997      1998
                                 ---------------------------------------------
                                             (DOLLARS IN MILLIONS)

Operating income (loss)       $  (0.1)  $ (43.5)  $   (2.7)   $  31.0   $ 24.0
Depreciation and amortization    15.3      13.3       10.9        8.1      8.7
Non-cash pension income          (1.3)     (0.1)      (2.4)      (2.0)    (1.2)
Facility closing and
 reengineering costs               --      22.5       11.6        2.5      2.3
Cost of exiting the Burberrys
 & YSL businesses                  --        --         --         --      7.1
                              ------------------------------------------------
EBITDA As Defined                13.9      (7.8)      17.4       39.6     40.9
EBITDA from Other Segments (8)   13.3       0.7       (1.3)      (0.6)    (0.7)
                              ------------------------------------------------
Adjusted EBITDA               $   0.6   $  (8.5)    $ 18.7   $   40.2   $ 41.6
                              ================================================




(8) Adjusted Net Sales and Adjusted EBITDA represent historical net sales and EBITDA As Defined adjusted for (i) the sale of the Ralph Lauren Womenswear license and associated operating assets which was completed in October 1995,
(ii) the sales of the operations of Arrow de Mexico and Arrow Guatemala in 1997 and (iii) the decision to close certain Canadian retail stores which was made in December 1996 (collectively, the "All other").(9) Working capital is defined as current assets (less cash and cash equivalents) minus current liabilities (less current maturities of long-term debt).

(10) On July 17, 1995, $161.1 million of long-term debt was reclassified to liabilities subject to compromise.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     In June 1995, the predecessor to the Company, Bidermann Industries Corp., hired Bryan Marsal as Chief Executive Officer. As a result of an impending liquidity crisis, it became apparent that the Company had serious operational and financial problems. The financial problems arose as a result of a number of years of poor operating performance resulting in higher and higher levels of debt and accrued interest. As a consequence, the Company's trade and bank creditors were becoming increasingly unwilling to extend credit. As credit tightened, it became increasingly difficult to operate the business. In July 1995, the Company sought bankruptcy protection to obtain financing and to buy time to develop an operating and repayment plan.

   The operating plan that was developed in the fall of 1995 and refined throughout the bankruptcy consisted of the following key components: (i) eliminate the costly and inefficient centralized corporate overhead structure;
(ii) refocus the Shirt Group back to its core competencies in dress shirts and implement tighter control over sales forecasting and production planning; (iii) identify and dispose of non-core or underperforming assets; (iv) support historically under-served core operations with appropriate increases in capital.

   Prior to June 1995, the Company had developed a very extensive centralized corporate overhead structure. The size of this structure, the spending philosophy of corporate management and the lack of accountability made this an ineffective and costly approach. In the Fall of 1995 / Spring of 1996, the Company aggressively dismantled this corporate overhead structure through a combination of eliminating certain costs and transferring the balance of the overhead to the operating units. This transfer resulted in a substantially less expensive and more accountable and responsive structure.

   Prior to June 1995, the Shirt Group had embarked on a plan of increasing revenues by aggressively trying to build a wholesale sportswear business and a Company owned and operated retail store group. Focus on the Shirt Group's traditional strengths in dress shirts had been eroded. Beginning in Spring 1997 (it took longer to effect change due to the lead time on purchased line introductions), the Shirt Group refocused itself on its traditional strengths in dress shirts, substantially reduced its emphasis on higher fashion risk sportswear, and aggressively moved to close 75% of its retail stores. The remaining retail stores were converted to a pure outlet store format where the Shirt Group's production excesses are disposed.

   The Company determined that certain assets were non-core or underperforming; these assets included the Arrow-retail store division in the US, the Canadian-retail store division, Ralph Lauren Womenswear (license was soon to expire), Mexico and Central American shirt operations, tailored clothing and the Burberrys and YSL men's tops licenses. From October 1995 to mid-1998 the Company disposed of these assets and eliminated the support or cost structure associated with these assets.

   Prior to June, 1995, the Company had inadequately supported the capital requirements of the sock business. With the liquidity provided by the bankruptcy, the Sock Group was able to close plants, consolidate distribution centers, and significantly upgrade or modernize its equipment and systems. As a result, the cost of goods sold and administrative expenses of the Sock Group have been significantly reduced.

   Key operational restructurings at the Sock Group from 1996 to 1998 include the following: (i) absorption of all previously centralized administrative and support services; (ii) relocation of the New York office and showroom to substantially less expensive space; (iii) closure of the Halifax, North Carolina, knitting facility which significantly reduced excess manufacturing capacity; (iv) closure of the Henderson, North Carolina, knitting facility further reducing excess manufacturing capacity; (v) and consolidation of three smaller distribution facilities into one larger distribution center.

   Key operational restructurings at the Shirt Group from 1996 to 1998 include the following: (i) absorption of all previously centralized administrative and support services; (ii) relocation of NewYork office and showroom to substantially less expensive space; (iii) development and transfer to an advanced information technology (i.e., an overall information system change was implemented); (iv) consolidation of two large distribution centers into the Austell, Georgia distribution center; (v) closure of the Cedartown, Georgia, sewing facility reducing excess manufacturing capacity; (vi) closure of the Costa Rican sewing facility and transfer of related production to lower cost vendors; (vii) closure of 43 retail stores in the US and Canada; (viii) closure of the Mexico and Guatamala operations and replacement with licensees.

   Key operational restructurings at the Designer Group from 1996 to 1998 include the following: (i) relocation of New York office and showroom to substantially less expensive but more efficient space; (ii) transfer of all administrative and support services to the Shirt Group to reduce expense through improved overhead absorption; (iii) terminated and exited unprofitable Burberrys and YSL license arrangements, requiring a significant downsizing of the Designer Group organization.

   Key operational restructurings at the corporate or parent level form 1996 to 1998 include the following: (i) transfer or elimination of 90% of all corporate overhead; (ii) closure of Secaucus, New Jersey administrative, billing and information technology center; (iii) relocation of New York offices and residual corporate staff to substantially less space.

  The following is a discussion of the financial condition and results of operations of the Company for the years ended December 31, 1996, 1997 and 1998. This discussion should be read in conjunction with the "Selected Financial Data" and the audited consolidated financial statements of the Company and the related notes thereto included elsewhere in this document.

  Throughout the period, the Sock Group has continued to perform well. Net sales in this group grew from $134.6 million in 1995 to $164.8 million for 1998. This performance results from continued strength in GOLD TOE and new license brands and brand extensions.

  From 1995 to 1998, net sales in the Shirt Group declined from $230.6 million to $183.2 million. Despite declining sales, as a result of management's initiatives, gross profit margin increased from 19.0% in 1995 (which includes the effect of $11.0 million of inventory write-downs) to 28.2% for 1998.

  In addition to the direct sale of apparel products, the Company generates fee income through the licensing of the ARROW and GOLD TOE brands. License fee revenue fell $5.5 million in 1996 primarily as a result of the sale of Ralph Lauren Womenswear and declined by $1.7 million in 1997 and by $0.5 million in 1998, primarily due to a sales decrease at the Arrow Asian licensees caused by economic recessions. This level of depressed sales in Asia is expected to continue in the near future.

   The Company's fiscal year ends on December 31st of each calendar year.

Results Of Operations

  YEAR ENDED  DECEMBER  31, 1998  COMPARED TO YEAR ENDED  DECEMBER 31,
1997

  The following table sets forth, for the periods indicated, statement of operations data as a percentage of net sales.


                                     1998                1997
                               ---------------     ---------------
                                     (DOLLARS IN MILLIONS)

        Net Sales               $373.1  100.0%      $363.5  100.0%
        Cost of Sales            264.3   70.8        253.7   69.8
        Gross Profit             108.8   29.2        109.8   30.2
        Selling, general and
         administrative expense   82.4   22.1         76.3   21.0
        Facility closing and
         reengineering costs       2.4    0.6          2.5    0.7
        Operating Income          24.0    6.4         31.0    8.5
        Interest expense          20.4    5.5         15.2    4.2
        Other expense/(income)     2.1    0.6          1.2    0.3
        Bankruptcy
         reorganization           37.5   10.5         (3.9)  (1.1)
        Provision for income
         taxes                     0.8    0.2          1.3    0.4
        Net income (loss)       $(36.8)  (9.9)%     $ 17.2    4.7%



  Net Sales. Net sales for the year ended December 31, 1998 increased $9.6 million, to $373.1 million compared with net sales of $363.5 million for the year ended December 31, 1997. In 1998, total net sales for the Sock Group increased 8.6% to $164.8 million from $151.8 million in 1997. This strong revenue performance was primarily due to the Company's expanded product offerings in the GOLD TOE family of socks and licensed brands including Nautica and Jockey. Net sales in the Shirt Group of $183.2 million represent a 3.6% increase from 1997. The key contributor of the increase was the US Wholesale business which was 7.0% ahead of last year. These increases were offset by reduced sales in the Designer Group where net sales for 1998 were $29.1 million compared to $39.8 million in 1997. As is indicated above, during 1998, management decided to exit the Burberrys and YSL businesses which make up the bulk of the Designer Group's sales. The Shirt Group's net sales also include license fee income of $6.3 million for the year ended December 31, 1998 compared to $6.7 million for the year ended December 31, 1997. The decrease in license fee income is a result of erosion in royalties from ARROW's Asian licensees offset by a 15% ARROW royalty improvement in Europe, Africa, South America and the United States.

  Gross Profit. Gross profit for the year ended December 31, 1998 of $108.8 million, decreased $1.0 million, compared with gross profit of $109.8 million for 1997. Gross profit margins for the year were off slightly, declining to 29.2% of net sales from 30.2% in 1997. This decline was driven primarily by gross margin deterioration at the Designer Group where gross margins fell to 9.6% in 1998 from 25.3% in 1997. This decline is largely attributable to the cost of exiting the Burberrys and YSL businesses in 1998. The Sock Group's gross profit increased $3.4 million to $52.5 million for the year ended December 31, 1998 while gross margin deteriorated slightly, to 31.7% in 1998 from 32.2% in 1997, as a result of unfavorable mix changes and a general 3% wage inflation. The Shirt Group's gross profit increased $2.5 million, from $49.2 million to $51.6 million in fiscal years 1997 and 1998, respectively, while gross margin increased to 28.2% in 1998 compared to 27.8% for 1997. This improvement was attributable to reduced off-price selling, lower excess inventories and better execution of deliveries.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 1998 increased $6.1 million to $82.4 million compared with selling, general and administrative expenses of $76.3 million for the year ended December 31, 1997. This increase relates to increased advertising at Arrow; higher distribution expense from volume increases, excessive overtime and a Sock Group distribution center consolidation cost; and increased selling expense associated with new product line and distribution channel initiatives.

     Facility Closing and Reengineering Costs. The Company recorded pre-tax non-recurring charges of $2.4 million for the year ended December 31, 1998 and $2.5 million for the year ended December 31, 1997. These costs related to a series of actions the Company has taken towards consolidation of manufacturing plants in the Sock Group and closure of several domestic outlet and Canadian retail stores.

  Operating Income. Operating income decreased to $24.0 million in 1998 from $31.0 million in 1997, almost entirely due to the $7.1 million cost of exiting the Burberrys and YSL businesses in the Designer Group.

  Interest Expense. Interest expense increased $5.2 million in 1998 over the prior year, $20.4 million in 1998 versus $15.2 million in 1997. This increase results from the higher debt levels existing after the Recapitalization that was completed on May 18, 1998.

  Bankruptcy Reorganization Costs. Bankruptcy reorganization costs for the year ended December 31, 1998 increased $41.4 million to $37.5 million compared with bankruptcy reorganization credits of $3.9 million for the year ended December 31, 1997. This increase in bankruptcy reorganization costs resulted from payment of post-petition interest, default interest, and fees to creditors in accordance with the terms of the Plan.

  Net Income (Loss). Net loss for the year ended December 31, 1998 of $36.8 million is primarily due to increased bankruptcy reorganization costs. The net income for the same period in 1997 was $17.2 million.


YEAR ENDED  DECEMBER  31,  1997  COMPARED TO YEAR ENDED  DECEMBER  31,
1996

  The following table sets forth, for the periods indicated, the statement of operations data as a percentage of net sales.


                                     1997               1996
                               ---------------    ---------------
                                       (DOLLARS IN MILLIONS)

        Net Sales              $363.5   100.0%    $369.0   100.0%
        Cost of Sales           253.7    69.8      273.8    74.2
        Gross Profit            109.8    30.2       95.2    25.8
        Selling, general and
         administrative expense  76.3    21.0       86.3    23.4
        Facility closing and
         reengineering costs      2.5     0.7       (2.7)   (0.7)
        Interest expense         15.2     4.2       16.9     4.6
        Other expense/(income)    1.2     0.3        3.2     0.9
        Bankruptcy
         reorganization          (3.9)   (1.1)       6.1     1.7
        Provision  for  income
         taxes                    1.3     0.4        1.3     0.4
        Net income (loss)      $ 17.2     4.7%    $(30.2)   (8.2)%



  Net Sales. Net sales were $363.5 million in 1997, a slight decrease from net sales of $369.0 million recorded in 1996. Net sales in the Sock Group increased 7.6% to $151.8 million in 1997 from $141.1 million in 1996 and net sales in the Shirt Group decreased 9.2% to $176.8 million in 1997 from $194.7 million in 1996. The increase in net sales in the Sock Group was primarily due to women's sock sales and a full year of sales for new licensed brands, such as Nautica. The reduction in net sales for the Shirt Group was due to the elimination of certain product lines and the elimination of inventory liquidations taken in 1996 which did not occur in 1997. Net sales includes license fee income of $6.7 million in 1997 compared to $8.6 million in 1996. The reduction in license fee income was caused by decreased sales by Arrow's Asian licensees which represent approximately 47% of license fee income.

  Gross Profit. Gross profit increased to $109.8 million (30.2% of net sales) in 1997 from $95.2 million (25.8% of net sales) in 1996. Gross profit for the Sock Group was $49.1 million (32.2% of net sales) in 1997 as compared to $41.3 million (29.3% of net sales) in 1996. The increase in the Sock Group's gross profit was attributable to the overall increase in sales and improved product mix towards higher margin products. Gross profit for the Shirt Group was $49.2 million (27.8% of net sales) in 1997 versus $46.4 million (23.8% of net sales) in 1996 as a result of an improved product mix, an overall reduction in returns and allowances and lower labor costs.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $76.3 million in 1997 from $86.3 million in 1996. Selling, general and administrative expenses were reduced primarily due to
(i) cost savings of $3.1 million realized in the Shirt Group's consolidation of distribution centers (ii) a reduction in national advertising expenditures of $4.3 million, (iii) the reduction of administrative positions resulting in approximately $2.0 million in savings, and (iv) further reductions in corporate overhead of $0.6 million.

  Facility Closing and Reengineering Costs. The Company recorded pre-tax non-recurring charges of $2.5 million in 1997 and $11.6 million in 1996 related to a series of actions the Company has taken towards shutdown of Canadian retail operations, administrative personnel reductions, and implementation of new information systems. The Company believes that these initiatives significantly reduced operating expenses and product costs.

  Operating Income (Loss). Operating income increased to $31.0 million in 1997 from an operating loss of $2.7 million in 1996.

  Interest Expense. Interest expense decreased to $15.2 million in 1997 from $16.9 million in 1996, primarily due to reduced borrowings under the Company's Debtor-In-Possession ("DIP") Credit Facility.

  Bankruptcy Reorganization. Bankruptcy reorganization costs were a net $3.9 million credit (approximately $6.1 million expense offset by $10.0 million in credits resulting from favorable lease settlements) in 1997 and primarily include court costs and legal and other professional fees incurred to litigate and settle the bankruptcy. During the bankruptcy period from 1995 through 1997, the Company attempted to settle all bankruptcy claims through negotiations with the Company's vendors and lessors. In certain cases, the vendors and lessors accepted settlements for less than the claim amount originally filed. For example, the Company's liability for lease rejection claims was reduced to the extent the lessors were able to mitigate their losses. As a result of these on-going negotiations in 1997, the Company recognized approximately $10.0 million in credits resulting from these negotiated settlements with various vendors and lessors. Settlements during 1995 and 1996 were not significant. All settlements were approved by the United States Bankruptcy Court for the Southern District of New York.

  Net Income (Loss). Net income increased to $17.2 million in 1997 from a net loss of $30.2 million in 1996. The increase was primarily due to the factors discussed above and a credit of $10.0 million in 1997 representing the reversal of excess accruals taken in anticipation of certain lease rejection and other pre-petition claims.


Liquidity and Capital Resources

   On March 31, 1998, the Company's and Holdings' Plan was confirmed by the Court. On May 18, 1998, the Plan was consummated completing Holdings (and its subsidiaries) bankruptcy proceeding which began on July 17, 1995. In connection with the Plan and pursuant to a subscription agreement dated March 30, 1998 (the "Subscription Agreement"), Vestar Capital Partners III, L.P. or a designated affiliate ("Vestar"), Alvarez & Marsal, Inc. or a designated affiliate ("A&M"), a turnaround management firm assisting the Company, and certain members of existing management made a $68.0 million equity investment (the "Equity Investment") in Holdings. Vestar provided approximately $61.3 million of the Equity Investment in the form of a $24.8 million common equity investment in Holdings (the "Holdings Common Stock") and a $36.5 million investment in Class C Junior Preferred Stock (the "Class C Junior Preferred Stock"). A&M and certain members of management provided additional equity investments of $4.9 million and $1.8 million in Holdings Common Stock, respectively. The balance of the Holdings Common Stock is held by the shareholders that were shareholders prior to the bankruptcy ("Old Equity").

   The Company and Holdings used the Equity Investment in conjunction with borrowings under a new $160.0 million senior credit facility, $112.0 million in proceeds from the Company's issuance of Senior Subordinated Notes Due 2008 and $48.1 million in net proceeds from the issuance of Senior Exchangeable Preferred Stock Due 2010, collectively the "Offerings," to effect a recapitalization (the "Recapitalization") under which all of Holdings' and the Company's existing pre-petition obligations and all borrowings under the Company's debtor-in-possession facility, were paid in full.

   The following table sets forth the uses of funds of Holdings and the Company after giving effect to the Recapitalization and the application of the proceeds therefrom:

                                   The
                                 Company      Holdings     Total
                                 -------      --------     -----
                                        (Dollars In Millions)
Uses of Funds:
Payment of Allowed Claims         $168.9       $122.6     $291.5
Payment     of      Estimated       12.4         24.3       36.7
Post-Petition Interest
Refinancing of Existing Debt         7.0            -        7.0
Estimated Fees and Expenses         13.5          5.4       18.9
                                    ----          ---       ----
                                  $201.8       $152.3     $354.1
                                  ======       ======     ======

   In connection with the Offering, the Company issued 500,000 shares of Senior Exchangeable preferred Stock ("Preferred Stock") Due 2010 and received net proceeds of $48.1 million. Each preferred share has a liquidation preference of $100. The holders of the Preferred Stock will be entitled to receive, as and if dividends are declared by the Board of Directors, out of funds the Company has legally available therefore, cumulative preferential dividends from the date of issuance of the Preferred Stock accruing at the rate per share of 12 1/2% per annum, payable semiannually in arrears on May 15 and November 15 of each year, commencing on November 15, 1998, to the holders of record as of the preceding May 1 and November 1. On or prior to May 15, 2003, the Company may, at its option, pay dividends in cash or in additionally fully paid and non-assessable shares of Preferred Stock having an aggregate Liquidation Preference equal to the amount of such dividends. As of December 31, 1998, the Company has issued 30,730 additional shares of Preferred Stock to holders of record on November 15, 1998.

     The Senior Credit Facility is comprised of three different loans: a $50.0 million revolving credit facility (the "Revolver"), a $50.0 million term loan ("Term A"), and a $60.0 million term loan ("Term B"). As of December 31, 1998, there was outstanding $49.0 million, $59.7 million and $8.4 million with respect to the Term A loan, Term B loan and the Revolver, respectively. The Revolver and the Term A loan mature in 2004. The Term B loan matures in 2005. At the Company's option, interest rates for borrowings under the Revolver and the Term A loans are based on either LIBOR plus 225 basis points or the alternative base rate (the greater of the NationsBank prime rate or the Fed Funds rate plus 50 basis points) plus 125 basis points. Interest on the Term B loan is based on LIBOR plus 250 basis points or, at the Company's option, the alternative base rate plus 150 basis points. In connection with the amendments discussed below, the rates for the Revolver and Term A and Term B loans were amended, effective December 30, 1998. The interest rate for the Revolver and the Term A loan was modified to LIBOR plus 250 basis points or the alternative base rate plus 150 basis points, and interest on the Term B loan was modified to LIBOR plus 300 basis points or the alternative base rate plus 200 basis points. The alternative interest rates continue to be at the Company's option.

   The Senior Credit Facility (which was amended on December 18, 1998 and March 19, 1999, with a December 30, 1998 effective date) contains a number of covenants that, among other things, restrict the ability of the Company and its subsidiaries, other than pursuant to specified exceptions, to dispose of assets, incur additional indebtedness, incur guarantee obligations, repay other indebtedness, pay dividends, create liens on assets, enter into leases, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, make capital expenditures, enter into sale and leaseback transactions, change the nature of their business or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities. In addition, under the Senior Credit Facility the Company is required to comply with specified financial ratios and tests, including minimum fixed charge coverage and interest coverage ratios and maximum leverage ratios, including a senior leverage ratio and a total leverage ratio, each of which is tested as of the last day of each fiscal quarter of the Company.

   Borrowings under the Senior Credit Facility bear interest at a rate per annum equal to a margin over, at the Company's option, LIBOR or a Base Rate. The Senior Credit Facility is secured by substantially all the assets of the Company's domestic subsidiaries, guaranteed by the Company's domestic subsidiaries and contains customary covenants and events of default, including substantial restrictions on the Company's ability to declare dividends or distributions. The Senior Credit Facility is subject to mandatory prepayment with the proceeds of certain asset sales, certain equity issuances and certain funded debt issuances for borrowed money, and with a portion of the Company's Excess Cash Flow (as defined in the Senior Credit Facility).

   On May 18, 1998, the Company issued $112.0 million of 10 1/8 % Senior Subordinated Notes due 2008 (the "Notes") pursuant to an indenture agreement (the "Indenture"). Interest is paid semiannually on May 15 and November 15 of each year, commencing November 15, 1998. The Company is not required to make any mandatory redemption or sinking fund payment with respect to the Notes prior to maturity. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after Many 15, 2003 at the redemption price plus accrued and unpaid interest. The Notes are subordinate in priority to the Senior Credit Facility.

   In addition to the Notes, on May 18, 1998, the Company issued $13.0 million in new Senior Subordinated Notes (the "Parity Notes") to Old Equity. The Parity Notes have the same terms as the Notes and are treated as a single class with the Notes for all purposes under the Indenture, including without limitation, ranking, waivers, amendments, events of default and remedies, offers to purchase and redemptions. The Parity Notes are senior in right of payment to the Preferred Stock. As of December 31, 1998, there was $13.0 million in Parity Notes outstanding. (The Notes and the Parity Notes are collectively referred to as the ("Exchange Notes")).

     Other than upon a Change of Control (as defined by the Indenture) or as a result of certain asset sales, the Company will not be required to make any principal payments in respect of the Exchange Notes until maturity. The Company will be required to make interest payments with respect to both the Senior Credit Facility and the Exchange Notes and dividend payments with respect to the Preferred Stock (if permitted under the Senior Credit Facility and the Indenture).

  The Company typically makes capital expenditures related primarily to the maintenance and improvement of manufacturing facilities. In fiscal 1996, 1997 and 1998, capital expenditures were $9.8 million, $10.8 million and $11.8 million, respectively.

  The Company's principal sources of cash to fund these capital requirements are net cash provided by operating activities as well as borrowings, if needed, under its Senior Credit Facility. In 1996, 1997 and 1998, the Company's net cash provided (used) by operations totaled $16.7 million, $13.0 million and ($30.9) million, respectively. The significant decrease in cash provided by operating activities in 1998 was primarily due to the settlement of certain prepetition liabilities, which were paid during the second quarter of 1998 in accordance with the Plan.

  In 1996, 1997 and 1998, net cash provided (used) by investing activities was $(8.3) million, $(7.5) million and $(11.7) million, respectively. In fiscal 1996, 1997 and 1998, net cash provided (used) by financing activities was $(13.3) million, $(1.3) million and $35.5 million, respectively.

  The Company has a substantial amount of indebtedness. The Company relies on internally generated funds and, to the extent necessary, on borrowings under the Revolver to meet its liquidity needs. In addition, the Company may make selective acquisitions and would rely on internally generated funds, and, to the extent necessary, on borrowings under such Revolver or from other sources to finance such acquisitions. The Company's ability to borrow is limited by the Senior Credit Facility and the limitations on the incurrence of indebtedness under the Indenture.

  Based upon the current level of operations and revenue growth, management believes that cash flow from operations and available cash, together with available borrowings under the Senior Credit Facility, are adequate to meet the Company's future liquidity needs until at least the end of 1999. The Company may, however, need to refinance all or a portion of the principal of the Senior Credit Facility on or prior to maturity and there can be no assurance that the Company will be able to effect any such refinancing on commercially reasonable terms or at all. In addition, there can be no assurance that the Company's business will generate sufficient cash flow from operations, that anticipated revenue growth and operating improvements will be realized or that future borrowings will be available under the Senior Credit Facility in an amount sufficient to (i) enable the Company to service its indebtedness (including the Exchange Notes), (ii) make periodic payments of cash dividends on the Preferred Stock, (iii) redeem any of the Preferred Stock for cash or, to make payments of principal or cash interest on the Exchange Notes or (iv) fund its other liquidity needs.

     The Company's Canadian division (Cluett Peabody Canada Inc. ("Cluett Canada")) entered into a Loan Agreement dated August 8, 1997 (the "Canadian Facility") between Cluett Canada and Congress Financial Corporation ("Congress"), as the lender. The Canadian Facility provides for a revolving loan facility of up to $15.0 million Canadian dollars, which amount may be reduced based upon the value of accounts receivable outstanding and inventory held by Cluett Canada, or upon the good faith determination by Congress that the amount should be reduced to reflect, among other things, loss contingencies or risks, letters of credit and events of default of Cluett Canada. The Canadian Facility has an initial term of three years and continues year to year thereafter. The lender under the Canadian Facility has a first priority lien on substantially all of the assets of Cluett Canada. As of December 31, 1998, $3.6 million was outstanding under the Canadian Facility.

Income Taxes

   See  Note 9  "Income  Taxes"  of the  Notes  to  the  Consolidated  Financial
Statements included on pages F-8 through F-34 of the Consolidated Financial Statements.

New Accounting Pronouncements

     See Note 2 "New Accounting Pronouncements" of the Notes to the Consolidated Financial Statements included on pages F-8 through F-345 of the Consolidated Financial Statements.

Year 2000 Risk

   The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company's computer equipment and software and devices with embedded technology that are time-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

   The Company has undertaken various initiatives intended to ensure that its computer equipment and software will function properly with respect to dates in the year 2000 and thereafter. For this purpose, the term "computer equipment and software" includes systems that are commonly thought of as information technology ("IT") systems, including accounting, data processing, and telephone/PBX systems, cash registers, hand-held terminals, scanning equipment, and other miscellaneous systems, as well as systems that are not commonly thought of as IT systems, such as alarm systems, sprinkler systems, fax machines, or other miscellaneous systems. Both IT and non-IT systems may contain imbedded technology, which complicates the Company's Year 2000 identification, assessment, remediation, and testing efforts. Based upon its identification and assessment efforts to date, the Company believes that certain of the computer equipment and software it currently uses will require replacement or modification. In addition, in the ordinary course of replacing computer equipment and software, the Company attempts to obtain replacements that it believes are Year 2000 compliant. Utilizing both internal and external resources to identify and assess needed Year 2000 remediation, the Company currently anticipates that its Year 2000 identification, assessment, remediation, and testing efforts, will be completed by June 30, 1999, and that such efforts will be completed prior to any currently anticipated impact on its computer equipment and software.

                                                       PERCENT
   YEAR 2000 INITIATIVE                               TIME FRAME     COMPLETE
   --------------------                               ----------     --------

   Initial IT Systems Assessment                     December 1998     100%
   Remediation and Testing of Central/Distributed
     Systems                                         June 1999          75%
   Remediation and Testing of Store/Distribution
     Systems                                         June 1999          75%
   Upgrades to Telephone/PBX/Other systems           December 1998     100%
   EDI Trading Partner Conversions                   June 1999          85%
   Identification, Assessment, Remediation,
     & Testing of Desktop Systems                    June 1999          85%
   Identification, Assessment and Testing of
     Non-IT Systems                                  December 1998     100%


   The Company has also mailed letters to its significant vendors, service providers and customers to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues and whether the products and services purchased from or by such entities are Year 2000 compliant. As of March 24, 1999, the Company had received responses from approximately 19% of such third parties, and 100% of the companies that have responded have provided written assurances that they expect to address all their significant Year 2000 issues on a timely basis.

  The Company believes that the cost of its Year 2000 identification, assessment, remediation, and testing efforts, as well as currently anticipated costs to be incurred by the Company with respect to Year 2000 issues of third parties, will not exceed $200,000, which expenditures will be funded from operating cash flows. Such amount represents less than 1% of the Company's total actual and anticipated IT expenditures for fiscal 1997 through fiscal 1999. As of January 30, 1999, the Company had incurred costs of approximately $194,000 related to its Year 2000 identification, assessment, remediation, and testing efforts. All of the $194,000 relates to analysis, repair, or replacement of existing software, upgrades to existing software, or evaluation of information received from significant vendors, service providers, or customers. Other non-Year 2000 IT efforts have not been materially delayed or impacted by Year 2000 initiatives. The Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company. However, if all Year 2000 issues are not properly identified, or assessment, remediation, and testing are not effected timely with respect to Year 2000 problems that are identified, there can be no assurance that the Year 2000 issue will not materially adversely impact the Company's results of operations or adversely affect the Company's relationships with customers, vendors, or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's systems or results of operations.

   The Company has begun, but not yet completed, a comprehensive analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from the failure by the Company and certain third parties to complete efforts to achieve Year 2000 compliance on a timely basis. A contingency plan has not been developed for dealing with the most reasonably likely worst case scenario, and such scenario has not yet been clearly identified. The Company currently plans to complete such analysis and contingency planning by December 31, 1999.

   The Company has engaged an independent expert to evaluate its Year 2000 identification, assessment, remediation, and testing efforts.

   The costs of the Company's Year 2000 identification, assessment, remediation, and testing efforts and the dates on which the Company believes it will complete such efforts are based upon management's best estimates, which were derived using numerous assumptions regarding future events, including the continued availability of certain resources, third-party remediation plans, and other factors. There can be no assurance that these estimates will prove to be accurate and actual results could differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, the availability and cost of personnel trained in Year 2000 issues, the ability to identify, assess, remediate, and test all relevant computer codes and imbedded technology, and similar uncertainties. In addition, variability of definitions of "compliance with Year 2000" and the myriad of different products and services, and combinations thereof, sold by the Company may lead to claims whose impact on the Company is not currently estimable. No assurance can be given that the aggregate cost of defending and resolving such claims, if any, will not materially adversely affect the Company's results of operations. Although some of the Company's agreements with manufacturers and others from whom it purchases products for resale contain provisions requiring such parties to indemnify the Company under some circumstances, there can be no assurance that such indemnification arrangements will cover all of the Company's liabilities and costs related to claims by third parties related to the Year 2000 issue.

Cautionary Statement Regarding Forward-Looking Statements

   This Annual Report on Form 10-K contains certain statements that describe the Company's beliefs concerning future business conditions and the outlook for the Company based on currently available information. The preceding Management's Discussion and Analysis contains forward-looking statements regarding the Company's performance, liquidity and the adequacy of its capital resources. These forward looking statements are subject to risks, uncertainties and other factors which could cause the Company's actual results, performance or achievement to differ materially from those expressed in, or implied by these statements. These risks, uncertainties and other factors include but are not limited to, the following: (i) the financial strength of the retail industry and the level of consumer spending for apparel, (ii) the Company's ability to develop, market and sell its products, (iii) increased competition from other manufacturers of men's dress shirts and socks, (iv) general economic conditions,
(v) hiring and retaining effective team members, (vi) sourcing merchandise from domestic and international vendors, and (vii) any unanticipated problems or delays in the completion by the Company to become Year 2000 ready or the failure of the Company's vendors or customers to do so. Therefore, while management believes that there is a reasonable basis for the forward-looking statements, undue reliance should not be placed on those statements.

Item 7A. Quantitative and Qualitative disclosures about  Market Risk

Market Risk Factors

     The Company has market risk exposure from changes in interest rates and foreign currency exchange rates. The Company operates under a senior credit facility at variable interest rates. Interest expense is primarily affected by the general level of U.S. interest rates, LIBOR and European base rates. The Company is subject to risk from sales and loans to its foreign subsidiary as well as sales, purchases from third party customers, suppliers and creditors, denominated in foreign currencies. Currently, the Company does not engage in any material derivative type instruments in order to hedge against interest rate and Canadian foreign currency exchange rate fluctuations. However, the Company feels it is limited in its exposure of foreign currency exchange rate changes as most inventory purchase contracts are denominated in US Dollars.

Floating Interest Rate Risk:

   In order to assess the impact of changes in interest rate on future earnings and cash flow, the Company assumed a 1% (100 basis points) unfavorable shift in the underlying interest rate would result in additional interest expense of $1,200,000. Additionally, as a result of the third amendment to the Senior Credit Facility, the interest rate on the Revolver and Term A loans were increased by 25 basis points and the interest rate on the Term B loan was increased by 50 basis points. The incremental cost to the Company on an annual basis for these increased interest rates is approximately $500,000.

Fixed Interest Rate Risk:
   The fair value of long-term fixed interest rate debt and fixed interest rate preferred stock is also subject to interest rate risk. Generally, the fair value of fixed interest rate debt and preferred stock will increase as interest rates fall and decrease as interest rates rise. A hypothetical 100 basis point increase in the prevailing interest rates at December 31, 1998 would result in a decrease in fair value of total long-term debt and preferred stock, by approximately $8,900,000.

Currency:
   Our Canadian operations represented approximately 11% of consolidated long-lived assets and consolidated net operating revenues for 1998. Because of our international operations, we are exposed to translation risk when the local currency statements of income are translated into U.S. dollars. As currency exchange rates fluctuate, translation of the statements of income of international businesses into U.S. dollars will affect the comparability of revenues and expenses between years. None of the components of our consolidated statements of income was materially affected by exchange rate fluctuations in 1998, 1997, or 1996.

The Company's revenues are denominated in each international subsidiary's local currency; thus, the Company is not exposed to currency transaction risk on its revenues. The Company is exposed to currency transaction risk on certain purchases of raw materials and equipment by its international subsidiaries. At December 31, 1998, a hypothetical 10% adverse movement in foreign exchange rates applied to the underlying exposures described above would not have a material effect on our results of operations.

Item 8. Consolidated Financial Statements and Supplementary Data


              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                       PAGE

Report of Independent Auditors                                         F-2

Consolidated Financial Statements:

  Consolidated Balance Sheets as of December 31, 1997 and 1998         F-3

  Consolidated Statements of Operations for the years ended
   December 31, 1996, 1997 and 1998                                    F-4

  Consolidated Statements of Stockholder's Deficit for the years
   Ended December 31, 1996, 1997 and 1998                              F-5

  Consolidated Statements of Cash Flows for the years ended
   December 31, 1996, 1997 and 1998                                    F-6

Notes to Consolidated Financial Statements                             F-8

                    REPORT OF INDEPENDENT AUDITORS


Board of Directors
Cluett American Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Cluett American Corp. and subsidiaries (formerly Bidermann Industries Corp.), a wholly owned subsidiary of Cluett American Investment Corp. ("Holdings"), as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholder's deficit and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cluett American Corp. at December 31, 1997 and 1998 and the consolidated results of their operations and their cash flows for each of three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in material respects the information set forth therein.


                              /s/ Ernst & Young LLP

Atlanta, Georgia
March 19, 1999

                CLUETT AMERICAN CORP. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS


                                                   DECEMBER 31,
                                               1997            1998
                                               ----            ----
                                              (DOLLARS IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents               $    10,019     $    2,868
  Accounts receivable, net                     48,442         46,786
  Inventories                                  78,236         74,599
  Prepaid expenses and other current assets     4,234          3,972
                                                -----          -----
Total current assets                          140,931        128,225

Property, plant and equipment, net             47,698         48,124

Deferred financing costs                           --         11,198
Pension assets                                 30,227         31,383
Other noncurrent assets                         1,161          1,845

Total assets                              $   220,017     $  220,775
                                          ===========     ==========

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
  Accounts payable and accrued expenses      $ 46,486       $ 42,439
  Short-term debt and current portion
   of long-term debt                            9,172         10,248
  Income taxes payable                          2,153          1,475
                                                -----          -----
Total current liabilities                      57,811         54,162

Due to parent                                  27,613         27,974
Long-term debt and capital lease obligations    1,960        235,681
Other noncurrent liabilities                      500            111
Liabilities subject to compromise             168,932             --
Dividends payable                                  --            605
Senior exchangeable preferred stock,
 cumulative, $.01 par value:
 authorized 4,950,000, issued
 and outstanding 530,730 shares
 (liquidation preference)                          --         51,288
Preferred stock, cumulative, $1 par value:
 authorized 50,000 shares, issued and
 outstanding 15,000 shares                     20,009             --

Stockholder's deficit:
  Common  stock,  $1 par value:
   authorized,  issued  and  outstanding
   2,000 shares in 1997 (1000 BIC, 1,000 CDC)
   and 1,000 shares in 1998 (1,000 CAC)             2              1
  Additional paid-in capital                  173,592        116,919
  Accumulated deficit                        (228,099)      (264,933)
  Other comprehensive income                   (2,303)        (1,033)
                                               ------         ------
Total stockholder's deficit                   (56,808)      (149,046)
                                              --------      ---------
Total liabilities and stockholder's deficit  $220,017       $220,775
                                             ========       ========

See accompanying notes.
                                 F-3

                CLUETT AMERICAN CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS



                                                  YEAR ENDED DECEMBER 31,

                                             1996          1997           1998
                                             ---------------------------------
                                                   (DOLLARS IN THOUSANDS)

Net sales                                  $ 369,040    $ 363,528    $  373,123
Cost of goods sold                           273,800      253,677       264,325
                                             -------      -------       -------
Gross profit                                  95,240      109,851       108,798
Selling, general and administrative expenses  86,309       76,341        82,442
Facility closing and reengineering costs      11,603        2,469         2,366
                                              ------        -----         -----
Operating income (loss)                       (2,672)      31,041        23,990
Interest expense, net                         16,928       15,233        20,355
Other expense, net                             3,226        1,169         2,131
                                               -----        -----         -----
Income (loss) before reorganization costs
 (credits) and income taxes                  (22,826)      14,639         1,504
Bankruptcy reorganization costs (credits)      6,128       (3,883)       37,528
                                               -----       ------        ------
Income (loss) before provision for
 income taxes                                (28,954)      18,522       (36,024)
Provision for income taxes                     1,246        1,326           810
                                               -----        -----           ---
Net income (loss)                          $ (30,200)   $  17,196    $  (36,834)
                                           =========    =========    ==========



                       See accompanying notes.

                CLUETT AMERICAN CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIT

                        (DOLLARS IN THOUSANDS)

                                                 ADDITIONAL                      OTHER
                                 COMMON STOCK     PAID-IN     ACCUMULATED    COMPREHENSIVE
                                SHARES  AMOUNT    CAPITAL       DEFICIT         INCOME          TOTAL

Balance at December 31, 1995    2,000   $   2   $ 176,239     $ (215,095)     $  (5,419)    $  (44,273)
  Net loss                         --      --          --        (30,200)            --        (30,200)
  Foreign currency translation
   adjustment(1)                   --      --          --             --          1,569          1,569
                                                                                               -------
  Comprehensive loss                                                                           (28,631)
                                                                                               -------
  Accretion of dividend on
   redeemable preferred stock      --      --      (1,312)            --             --         (1,312)
                                -----   -----      -------       -------          -----         -------
Balance at December 31, 1996    2,000       2     174,927       (245,295)        (3,850)       (74,216)

  Net income                       --      --          --         17,196             --         17,196
  Foreign currency translation
   adjustment (1)                  --      --          --             --          1,547          1,547
                                                                                               --------
  Comprehensive income                                                                          18,743
                                                                                               --------
  Accretion of dividend on
   redeemable preferred stock      --      --      (1,335)            --             --         (1,335)
                                -----   -----      -------       -------          -----         -------
Balance at December 31, 1997    2,000       2     173,592      (228,099)         (2,303)       (56,808)

  Net loss                         --      --          --       (36,834)             --        (36,834)

  Foreign currency translation
   adjustment (1)                  --      --          --            --           1,270          1,270
                                                                                  -----         -------
  Comprehensive loss                                                                           (35,564)
                                                                                               -------
  Accretion of dividend on
   redeemable preferred stock      --      --     (2,078)            --              --        (2,078)
  Distribution to CAIC             --      --    (87,522)            --              --       (87,522)
  Contribution of intercompany
   debt due to CAIC                --      --     27,609             --              --        27,609
  Distribution to CAIC for
   debt purchase                   --      --    (13,000)            --              --       (13,000)
  Contribution of preferred
    stock from CAIC                --      --     22,086             --              --        22,086
  Contribution of CDC to CAC
   from CAIC                   (1,000)     (1)        --             --              --            (1)

  Accretion of dividend on
   Senior exchangeable
   preferred stock                 --      --     (3,678)            --              --        (3,678)

  Accretion of fees on Senior
   exchangeable preferred
    stock                          --      --        (90)            --              --           (90)
                                -----   -----      -------       -------          -----         -------

Balance at December 31, 1998    1,000   $   1   $ 116,919    $ (264,933)       $ (1,033)     $ (149,046)
                                =====   =====   =========    ==========        ========      ==========

(1)  Comphensive income items are shown before related tax effects.  The aggregate income tax expense related to the total of other comphensive income items is $533, $526 and $432, for 1996, 1997 and 1998, respectively.

                       See accompanying notes.

                                 F-5

                CLUETT AMERICAN CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEAR ENDED DECEMBER 31,
                                                                    --------------------------
                                                                    1996       1997       1998
                                                                    --------------------------
                                                                      (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss)                                                $(30,200)    $17,196   $(36,834)
Adjustment to reconcile net income (loss)
  to net cash and cashequivalents provided by
  (used in) operating activities:
   Write-off of foreign currency translation adjustment             3,100         --         --
  Write-down of property, plant and equipment                         742         --      1,094
  Write-down of deferred acquisition cost                              --         --        489
  Depreciation and amortization                                    10,935      8,105      9,652
  Gain on sale of fixed assets                                         --       (348)        --
  Adjustments (1997) Payments (1998) of liabilities subject to
    compromise-reorganization                                          --    (10,000)   (22,442)
  Accrual of professional fees, potential claims and related
  litigation matters-reorganization                                 6,128      6,117         --

Changes in operating assets and liabilities:
  Accounts receivable                                               8,217      3,917      1,070
  Inventories                                                      21,308     (6,980)     2,629
  Prepaid expenses and other current assets                         3,789        178        197
  Pension and other noncurrent assets                              (1,499)    (1,808)   (13,772)
  Accounts payable and accrued expenses                            (4,573)    (4,430)    (3,871)
  Income taxes payable                                                (76)       521       (678)
  Other liabilities                                                (1,298)      (448)       435
  Due to parent                                                        --         --     27,974
  Effect of changes in foreign currency                               121        930      3,190
                                                                      ---        ---      -----
Net cash and cash equivalents provided by (used in) operating
  Activities                                                       16,694     12,950    (30,867)
                                                                   ------     ------    -------

INVESTING ACTIVITIES
Purchase of fixed assets                                           (9,835)   (10,778)   (11,841)
Proceeds on disposal of fixed assets                                1,566      3,327        152
                                                                    -----      -----        ---
Net cash and cash equivalents used in investing activities         (8,269)    (7,451)   (11,689)
                                                                   ------     ------    -------
FINANCING ACTIVITIES
Issuance of preferred stock                                           --         --      48,125
Distribution to parent                                                --         --     (87,522)
Net borrowings under line-of-credit agreement                         --         --       3,126
Proceeds from DIP credit facility                                 53,300     16,398          --
Principal payments on DIP credit facility                        (55,300)   (16,795)         --
Proceeds from issuance of long term debt                           4,971      2,246     222,000
Principal payments on long term debt                             (16,294)    (3,113)     (1,300)
Payments on pre-petition liabilities                                  --         --    (146,490)
Principal payments on capital lease                                   --         --      (2,406)
                                                                   -----      -----      ------
Net cash and cash equivalents provided by (used in) financing
  Activities                                                     (13,323)    (1,264)     35,533
Effect of foreign currency translation                                (2)        --        (128)
                                                                      --      -----       -----
Net change in cash and cash equivalents                           (4,900)     4,235      (7,151)
Cash and cash equivalents at beginning of year                    10,684      5,784      10,019
                                                                  ------      -----      ------
Cash and cash equivalents at end of year                         $ 5,784   $ 10,019     $ 2,868
                                                                 =======   ========     =======

                       See accompanying notes.

                                      F-6

                CLUETT AMERICAN CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEAR ENDED DECEMBER 31

                                                                      1996       1997       1998
                                                                      --------------------------
                                                                        (DOLLARS IN THOUSANDS)

SUPPLEMENTAL DISCLOSURES Cash paid during the year:
  Interest                                                        $  8,773   $  7,649   $ 17,073
                                                                  ========   ========   ========
  Income taxes                                                    $    674   $  1,163   $  1,236
                                                                  ========   ========   ========




                       See accompanying notes.

                CLUETT AMERICAN CORP. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          DECEMBER 31, 1998

1. Background

   Cluett American Corp. (formerly known as Bidermann Industries Corp. ("BIC")), a Delaware corporation organized in 1982, and its subsidiaries (the "Company"), primarily designs, manufactures and markets men's socks and dress shirts in the United States and Canada. The Company filed voluntary petitions for relief under the provisions of Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the "Court") on July 17, 1995. On March 31, 1998, the Company's and the Company's parent's, Cluett American Investment Corp. ("Holdings") Third Amended Plan of Reorganization (the "Plan") was confirmed by the Court. On May 18, 1998, the Plan was consummated completing Holdings' (and its subsidiaries) bankruptcy proceedings. In connection with the Plan and pursuant to a subscription agreement dated as of March 30,1998, Vestar Capital Partners III, L.P. or a designated affiliate ("Vestar"), Alverez & Marsal, Inc. or a designated affiliate ("A&M"), and certain members of existing management (collectively, the "Equity Investors") made a $68.0 million equity investment (the "Equity Investment") in Holdings. Vestar provided approximately $61.3 million of the Equity Investment in the form of a $24.8 million common equity investment in Holdings (the "Holdings Common Stock") and a $36.5 million investment in Class C Junior Preferred Stock. A&M and certain members of management provided additional Equity Investment of $4.9 million and $1.8 million in Holdings Common Stock, respectively. The balance of the Holdings Common Stock is held by the shareholders that were shareholders prior to the bankruptcy ("Old Equity").

   The Company and Holdings used the Equity Investment in conjunction with borrowings under a new $160.0 million senior credit facility, $112.0 million in proceeds from the Company's issuance of Senior Subordinated Notes Due 2008 and $48.1 million in net proceeds from the issuance of Senior Exchangeable Preferred Stock Due 2010, to complete its recapitalization (the "Recapitalization") under which all of Holdings' and the Company's existing pre-petition obligations and all borrowings under the Company's debtor-in-possession facility, were paid in full. In addition, the Company issued $13.0 million in Senior Subordinated Notes Due 2008 (the "Parity Notes") to Old Equity as part of the Recapitalization. These notes are identical in, and rank in parity with, the $112.0 million Senior Subordinated Notes Due 2008.


2. Significant Accounting Policies

Principles of Consolidation

  The  consolidated   financial   statements  include  all  subsidiary
companies of the Company. Significant intercompany transactions have been eliminated in the consolidation

Cash Equivalents

  The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable

  The Company's principal customers are retail stores and chains located in the United States and in the countries where its foreign subsidiaries are domiciled, primarily Canada. Royalty and licensing income is earned from a worldwide base of licensees engaged in the sale and manufacture of textiles and apparel. The Company generally does not require collateral on accounts receivable.
                                 F-8

                CLUETT AMERICAN CORP. AND SUBSIDIARIES

2. Significant Accounting Policies (Continued)

Inventory Valuation

  Inventories are stated at the lower of cost (first-in, first-out) or market. During 1998, the Company incurred a charge for the liquidation of excess inventory related to exiting of the Burberrys and YSL businesses of approximately $3.0 million, which is included in cost of goods sold.

Property, Plant and Equipment

  Property, plant and equipment are stated at cost and are depreciated (including depreciation of assets recorded under capital leases) principally by the straight-line method over the estimated useful lives of the assets as follows:


     Buildings                          32-39 years
     Site improvements                  15-39 years
     Machinery, equipment and other      3-10 years
     Leasehold improvements             The lesser of the lease term or
                                        estimated useful life

Deferred Financing Fees

   In connection with the Recapitalization transactions discussed in Note 1, the Company capitalized transaction costs of $12.1 million. Theses costs are being amortized to interest expense over the lives of the related debt agreements.

Income Taxes

     The Company accounts for income taxes under the provisions of SFAS No. 109; accordingly, deferred income taxes are provided at the enacted marginal rates on the differences between the financial statement and income tax bases of assets and liabilities. The Company and subsidiaries file a consolidated federal income tax return and separate, consolidated or unitary state and local income tax returns in accordance with the filing requirements and options applicable in the jurisdiction in which income tax returns are required. Income tax expense for the Company is presented in the accompanying financial statements calculated on a separate return basis.

Use Of Estimates

   Management uses a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities in preparing the consolidated financial statements in conformity with generally accepted accounting principles. The Company regularly assesses these estimates and, while it is reasonably possible that actual results may differ from these estimates, management believes that material changes will not occur in the near term.

Revenue Recognition

  The Company recognizes revenue when the apparel is shipped. Fees from the licensing of trademarks and processes relating to the textile and apparel industry are recognized ratably over the period of time for fixed license fees and based on estimated sales for variable royalty fees. The Company recognized licensing fees of $8.6 million, $6.9 million and $6.3 million in 1996, 1997 and 1998, respectively, which are included in net sales in the accompanying statements of operations. Customer returns and allowances have been provided based on estimated returns (see Note 5).

                CLUETT AMERICAN CORP. AND SUBSIDIARIES

2. Significant Accounting Policies (Continued)

Software

   In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, Accounting For The Costs Of Computer Software Developed For Or Obtained For Internal-Use. The SOP is effective for the Company beginning January 1, 1999. The SOP will require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal-use. The Company currently expenses such costs as incurred. The Company has not yet assessed what the impact of the SOP will be on the Company's future earnings or financial position. The Company expensed $2.3 million, $0.4 million and $0 of such costs during 1996, 1997 and 1998, respectively.


New Accounting Pronouncements

   As of January 1, 1998, the Company adopted the Financial Accounting Standards Board's ("FASB") Statement No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholder's deficit. SFAS No. 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in shareholder's deficit, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

   Effective January 1, 1998, the Company adopted FASB Statement No. 131, "Disclosures About Segments Of An Enterprise And Related Information" ("SFAS No. 131"). SFAS No. 131 supercedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise". SFAS No. 131 establishes standards for the way that public business enterprises report selected information about operating segments in interim and annual financial statements. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 130 did not affect the results of operations or financial position, but did affect the disclosure of segment information. See Note 17.

   In February 1998, the FASB issued Statement No. 132, "Employer's Disclosures About Pensions And Other Postretirement Benefits" ("SFAS No. 132"). SFAS No. 132 revises employers' disclosures about pensions and other postretirement benefit plans. It does not change the measurement or recognition of those plans. This statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligation and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures. SFAS No. 132 is effective for financial statements beginning after December 15, 1997 and the Company adopted SFAS No. 132 on January 1, 1998. There was no impact on net income or shareholder's deficit from the adoption of this statement.

   In June 1998, the FASB issued Statement No. 133, "Accounting For Derivative Instruments And Hedging Activities" ("SFAS No. 133"), which is effective for fiscal quarters of all fiscal years beginning after June 15, 1999. SFAS No. 133 establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet measured at fair value. The Company will adopt SFAS No. 133 on January 1, 2000. Management has not determined how SFAS No. 133 will impact the Company's financial statements.

                CLUETT AMERICAN CORP. AND SUBSIDIARIES

2. Significant Accounting Policies (Continued)

Foreign Currency Translation

  The Company translates the financial statements of its foreign subsidiaries from the local (functional) currencies to U.S. dollars in accordance with SFAS No. 52 "Foreign Currency Translation". Substantially all assets and liabilities of the Company's foreign subsidiaries are translated at year-end exchange rates, while revenue, expenses and cash flow are translated at average exchange rates prevailing during the year. Translation adjustments arising from certain foreign operations of the Company are reflected as a separate component of stockholder's deficit. Selling, general and administrative expense includes an aggregate exchange loss on transactions of approximately $88,000, $816,000 and $41,000, in 1996, 1997 and 1998, respectively.

Advertising Costs

   The Company expenses advertising costs as incurred. The Company charged $11.8 million, $9.5 million and $9.3 million to advertising expense in 1996, 1997 and 1998 respectively.

Concentrations of Credit Risk and Financial Instruments

  Financial instruments which subject the Company to credit risk are primarily trade accounts receivable. Concentration of credit risk with respect to accounts receivable is limited due to the large number and diversity of customers comprising the Company's customer base. No single customer accounted for a significant amount of the accounts receivables at December 31, 1998. Management believes the risk associated with trade accounts receivable is adequately provided for in the allowance for doubtful accounts (see Note 5).

Reclassifications

   Certain amounts in the prior years' financial statements and footnotes have been reclassified to conform to the current year presentation.

3. Preferred Stock

   In connection with the Offering, the Company issued 500,000 shares of 12 1/2% Senior Exchangeable Preferred Stock ("Preferred Stock") Due 2010 and received net proceeds of $48.1 million. Each preferred share has a liquidation preference of $100. The holders of the Preferred Stock will be entitled to receive, as and if dividends are declared by the Board of Directors out of funds the Company has legally available therefore, cumulative preferential dividends from the date of issuance of the Preferred Stock accruing at the rate per share of 12 1/2 % per annum, payable semiannually in arrears on May 15 and November 15 of each year, commencing on November 15, 1998, to the holders of record as of the preceding May 1 and November 1. On or prior to May 15, 2003, the Company may, at its option, pay dividends in cash or in additionally fully paid and non-assessable shares of Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends. The carrying value of Senior Exchangeable Preferred Stock reflects accretion of $90,000 in transaction fees. Additionally, on November 15, 1998, the Company declared and paid a stock dividend of 30,730 shares on its Preferred Stock to holders of record as of the close of business on November 15, 1998.

                CLUETT AMERICAN CORP. AND SUBSIDIARIES

4. Facility Closing and Reengineering Costs


In connection with developing a plan of reorganization during 1995, the Company developed and implemented a program designed to reduce operating expenses and improve overall productivity. During 1996, 1997 and 1998, the Company incurred expenses of $11.6 million, $2.5 million and $2.4 million, respectively, in implementing this plan. The principal components of these expenses are as follows:

Facility Closings -- During 1996, 1997 and 1998, the Company recorded expenses of approximately $6.5 million, $1.0 million and $1.6 million, respectively, for costs incurred in connection with closing 3 outlet stores in both 1996 and 1997 and 3 retail stores in 1996, as well as closing 2 manufacturing facilities in 1996. In 1998, the Company consolidated certain distribution centers, closed a sock knitting facility and disposed of certain under performing assets.

The significant cost components related to the retail and outlet store closings are primarily lease rejections, fixed asset write-offs, inventory write-downs and, to a lesser extent, severance pay. The significant components related to closing manufacturing facilities are fixed asset write-downs, facility shutdown and environmental clean-up costs and severance related expenses.

Other Operating Expenses -- In addition to the above items, the Company incurred other operating expenses of $5.1 million, $1.4 million and $0.8million in 1996, 1997 and 1998, respectively, primarily related to certain professional fees incurred to restructure and operate the Company during Bankruptcy, the write down of impaired fixed assets and for system conversions.

  The provision and related ending accruals for these costs are summarized as follows (in thousands):

                                       Facility Closing            Other Operating Expense
                                     -------------------     --------------------------------------
                                                                                                     (Gain)
                                                                                                      Loss
                                                              System    Professional                   on
                                     Plant & DC   Retail    Conversion      Fees      Relocation    Disposal   Total
                                     ----------   ------    ----------      ----      ----------    --------   -----
Balance as of December 31, 1995        $ 2,890    $2,420     $     --    $     --       $    --      $   --    $ 5,350
Expense                                  4,329     2,204        4,145          82           843          --     11,603
Applied                                 (6,646)     (774)      (3,315)        (82)         (748)         --    (11,565)
                                        ------      ----       ------         ---          ----         ---    -------
Balance as of December 31, 1996            573     3,850          830          --            95          --      5,348
Expense                                    635       413          942         604           224        (349)     2,469
Applied                                 (1,208)   (3,523)      (1,436)       (604)         (319)        349     (6,741)
                                        ------    ------       ------        ----          ----         ---     ------
Balance as of December 31, 1997             --       740          336          --            --          --      1,076
Expense                                  1,022       640           --          --            --         704      2,366
Applied                                   (675)     (943)        (292)         --            --        (704)    (2,614)
                                          ----      ----         ----         ---           ---        ----     ------
Balance as of December 31, 1998        $   347    $  437     $     44    $     --       $    --      $   --    $   828
                                       =======    ======     ========    ========       =======      ======    =======



                CLUETT AMERICAN CORP. AND SUBSIDIARIES

5. Accounts Receivable

  Allowances provided for accounts receivable are as follows:

                                                  DECEMBER 31,
                                               1997        1998
                                               ----        ----
                                            (DOLLARS IN THOUSANDS)

Doubtful accounts                           $ 1,802       $ 1,568
Customer allowances                           8,171         6,894
                                              -----         -----
                                            $ 9,973       $ 8,462
                                            =======       =======

6. Inventories

  Inventories consist of the following:

                                                  DECEMBER 31,
                                               1997        1998
                                               ----        ----
                                            (DOLLARS IN THOUSANDS)

Finished goods                              $65,558       $60,134
Work in process                               4,326         4,189
Raw materials and supplies                    8,352        10,276
                                              -----        ------
                                            $78,236       $74,599
                                            =======       =======

7. Property, Plant and Equipment

  Property, plant and equipment consist of the following:

                                                  DECEMBER 31,
                                               1997        1998
                                               ----        ----
                                            (DOLLARS IN THOUSANDS)

Land                                        $ 2,120       $ 2,091
Buildings and site improvements              25,764        24,267
Machinery, equipment and other               78,034        81,200
Construction in progress                      2,804         4,875
                                              -----         -----
                                            108,722       112,433
Less accumulated depreciation               (61,024)      (64,309)
                                            -------       -------
                                            $47,698       $48,124
                                            =======       =======


  Included  in  the  amounts  above  is  property  held  under  capital   leases
(principally a distribution facility) of $8.5 million and $0.8 million, at December 31, 1997 and 1998, respectively.

                CLUETT AMERICAN CORP. AND SUBSIDIARIES

8. Long-Term Obligations and Financing Agreements

   The classification of the Company's long-term obligations and financing arrangements, including accrued interest, is as follows:

                                                            DECEMBER 31,
                                                         1997          1998
                                                         ------------------
                                                       (DOLLARS IN THOUSANDS)
Short-term debt and current portion of LTD:
Current portion of capital lease obligation           $   724       $     12
Canadian Facility                                       2,192          3,636
CDG operating facility                                  6,256             --
Senior Credit Facility:
     Revolving Credit facility                             --          3,000
     Term Loan A                                           --          3,600
                                                          ---          -----
Total short-term                                        9,172         10,248

Long-term debt:
   Liabilities Subject to Compromise:
      Revolving credit facility                        52,638             --
      Term loan                                        70,459             --
      Accrued interest                                 22,532             --
      Trade accounts and expenses payable              18,238             --
      Lease rejection liabilities                       5,065             --
Capital lease obligations                               1,960            231
Senior credit facility:
     Revolving credit facility                             --          5,350
     Term A and  B Loans                                   --        105,100
Senior subordinated notes (includes the Parity Notes)      --        125,000
                                                          ---        -------
Total long-term                                       170,892        235,681
                                                      -------        -------
Total Indebtedness                                   $180,064       $245,698
                                                     ========       ========

     In conjunction with the Chapter 11 filing, The Company arranged for a Debtor-in-Possession credit facility (the "DIP facility"). Interest charged on borrowings under the DIP facility was prime plus 3/4 of 1% and an availability fee of 1/2 of 1% of the unused portion of the credit facility. There were no amounts outstanding from the DIP facility at December 31, 1997, and the facility matured on October 17, 1998.

                CLUETT AMERICAN CORP. AND SUBSIDIARIES

   8. Long-Term Obligations and Financing Agreements (Continued)


  At December 31, 1997, the amount due to parent relates to two transactions that occurred in 1991 and 1992. Holdings loaned the Company $15.0 million in the form of an interest bearing note in 1991. The balance of this note plus accrued interest (interest was accrued until bankruptcy) was approximately $18.5 million. Additionally, Holdings loaned approximately $9.1 million to Consumer Direct Corporation, a wholly-owned subsidiary of the parent, in 1992 in order for the stores to enter favorable pricing and supply agreements with other subsidiaries of Holdings. As a condition of the Plan, these intercompany amounts were contributed to equity by Holdings.

     At December 31, 1998, the amount due to parent related to an allocation of post-petition interest incurred on Holdings' pre-petition debt and the receipt of proceeds from the sale of Holdings Common Stock to the management investors, as described in Note 1. In addition, the Company does not expect Holdings to provide further financing in the future.

     On May 18, 1998, the Company entered into a $160.0 million senior credit facility (the "Senior Credit Facility"). The Senior Credit Facility is comprised of three different loans: a $50.0 million revolving credit facility (the "Revolver"), a $50.0 term loan ("Term A"), and a $60.0 million term loan ("Term B"). As of December 31, 1998, approximately $49 million, $59.7 million and $8.4 million was outstanding on the Term A loan, the Term B loan and Revolver, respectively. The Revolver and the Term A loan mature in 2004. The Term B loan matures in 2005. At the Company's option, interest rates for borrowing under the Revolver and the Term A loan are based on either LIBOR plus 225 basis points or the alternative base rate (the greater of the NationsBank prime rate or the Fed Funds rate plus 50 basis points) plus 125 basis points. Interest on the Term B loan is based on LIBOR plus 250 basis points or, at the Company's option, the alternative base rate plus 150 basis points. In connection with the amendments discussed below, the rates for the Revolver and the Term A and Term B loans were amended, effective December 30, 1998. The interest rate for the Revolver and the Term A loan was modified to LIBOR plus 250 basis points or the alternative based rate plus 150 basis points, and interest on the Term B loan was modified to LIBOR plus 300 basis points or the alternative base rate plus 200 basis points. The alternative interest rates continue to be at the Company's option.

   The obligations of the Company under the Senior Credit Facility are unconditionally and irrevocably guaranteed by the Company's domestic subsidiaries (the "Guarantors"). See Note 18. In addition, the Senior Credit Facility is secured by first priority or equivalent security interests in substantially all tangible and intangible assets of the Company and the Guarantors, including all the capital stock of, or other equity interests in, each direct or indirect domestic subsidiary of the Company and 65% of the capital stock of, or other equity interests in, each direct foreign subsidiary of the Company or any Guarantor (to the extent permitted by applicable contractual and legal provisions).

   The Term A and Term B loans (and in the case of (i), the Revolver) will be subject to mandatory prepayment (i) with the proceeds of certain asset sales,
(ii) on an annual basis with 50% of the Company's excess cash flow (as defined in the Senior Credit Facility), (iii) with the proceeds of certain equity offerings and (iv) with the proceeds from the issuance of certain funded debt of borrowed money.
                                 F-15

                CLUETT AMERICAN CORP. AND SUBSIDIARIES

8. Long-Term Obligations and Financing Agreements (Continued)

   The Senior Credit Facility contains a number of covenants that, among other things, restrict the ability of the Company and its subsidiaries, other than pursuant to specified exceptions, to dispose of assets, incur additional indebtedness, incur guarantee obligations, repay other indebtedness, pay dividends, create liens on assets, enter into leases, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, make capital expenditures, enter into sale and leaseback transactions, change the nature of their business or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities. In addition, under the Senior Credit Facility the Company is required to comply with specified financial ratios and tests, including minimum fixed charge coverage and interest coverage ratios and maximum leverage ratios, including a senior leverage ratio and a total leverage ratio, each of which is tested as of the last day of each fiscal quarter of the Company and its subsidiaries.

   The Senior Credit Facility includes a cross-default provision which makes it a default under the Senior Credit Facility if, with respect to other indebtedness in excess of $2.5 million of Holdings and the Company and its subsidiaries, any such party defaults in any payment with respect to such indebtedness or defaults in a manner that permits such indebtedness to be accelerated or such indebtedness is in fact accelerated.

   The consequences of a default under the Senior Credit Facility are that the administrative agent may, upon the request and direction of the required lenders, take any of the following actions: (i) terminate the commitments, (ii) accelerate the Company's obligations under the Senior Credit Facility, declaring them immediately due and payable, (iii) require the credit parties to establish a cash collateral account as security for outstanding letters of credit and (iv) enforce any and all other rights and interests existing under the credit documents. As of December 31 1998, there was $117.1 million outstanding under the Senior Credit Facility.

  On May 18, 1998, the Company issued $112.0 million of 10 1/8% Senior Subordinated Notes due 2008 and $13.0 million in Parity Notes (collectively, the "Notes"). Interest is paid semiannually on May 15 and November 15 of each year, which began on November 15, 1998. The Company is not required to make any mandatory redemption or sinking fund payment with respect to the Notes prior to maturity. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after May 15, 2003 at the redemption prices set forth in the agreement plus accrued and unpaid interest. The Notes are subordinate in priority to the Senior Credit Facility.

     The Company's Canadian division (Cluett Peabody Canada Inc. ("Cluett Canada")) entered into a Loan Agreement dated August 8, 1997 (the "Canadian Facility") between Cluett Canada and Congress Financial Corporation ("Congress"), as the lender. The Canadian Facility provides for a revolving loan facility of up to $15,000,000 Canadian dollars, which amount may be reduced based upon the value of accounts receivable outstanding and inventory held by Cluett Canada, or upon the good faith determination by Congress that the amount should be reduced to reflect, among other things, loss contingencies or risks, letters of credit and event of default of Cluett Canada. The Canadian Facility has an initial term of three years and continues year to year thereafter. The lender under the Canadian Facility has a first priority lien on substantially all of the assets of Cluett Canada. As of December 31, 1998, $3.6 million was outstanding under the Canadian Facility.

   The scheduled maturities of the Notes and Term A and B loans outstanding at December 31, 1998 are summarized as follows: $3.6 million in 1999, $5.6 million in 2000, $8.6 million in 2001, $12.1 million in 2002, $14.6 million in 2003 and
$189.2 million thereafter.
                                 F-16

                CLUETT AMERICAN CORP. AND SUBSIDIARIES

9. Income Taxes

   The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). This standard requires the uses of the liability method. Under the liability method, deferred income taxes reflect the net tax effect (measured using currently enacted tax rates) of temporary differences resulting from events that have been recognized in the financial statements and will result in taxable or deductible amounts in future years based on enacted tax rates and laws that will be in effect when the differences are expected to reverse.

    The Company files a consolidated federal income tax return with Holdings, its parent company. As of December 31, 1998, the Company had federal net operating loss ("NOL") carryforwards of approximately $238 million. These NOL carryforwards are scheduled to expire from the year 2005 through 2018. The Internal Revenue Code and Treasury Regulations prescribe a limitation on the use of NOL carryforwards following an ownership change. The Company experienced such an ownership change as a result of its Plan of Reorganization following the Company's exit from Chapter 11 of the United States Bankruptcy Code on May 18, 1998. Therefore, the Company's use of its NOL carryforwards may be limited in future years.

   Based on the Company's history of earnings, its Chapter 11 filing and the limitation on the use of its NOL carryforwards, the Company's entire balance of net deferred tax assets has been reduced by a valuation allowance of $78.6 million as it was not assured that such assets would be realized in the future.

  Undistributed earnings of foreign subsidiaries deemed permanently invested for which no deferred income taxes have been provided were approximately $6.8 million, $5.1 million and $0 at December 31, 1996, 1997 and 1998, respectively.

  The  significant   components  of  the  Company's   deferred  tax  assets  and
liabilities are as follows:

                                                            DECEMBER 31,
                                                         1997        1998
                                                         ----        ----
                                                       (DOLLARS IN THOUSANDS)
Deferred tax liabilities:
  Cancellation of debt income                         $  10,200   $      -
  Depreciation                                            2,067      3,493
  Pension income                                          4,332      5,078
  Other                                                   1,187        326
                                                          -----        ---
Total deferred tax liabilities                           17,786      8,897
Deferred tax assets:
  Net operating loss carryforwards                       61,374     80,984
  AMT Credits                                               265        119
  Restructuring reserves                                  2,528        173
  Note receivable reserves                                1,931          -
  Litigation reserve                                          -        544
  Interest to parent                                      1,056        484
  Allowance for bad debts                                 1,154        187
  Inventory overhead cost adjustment, net                   632      1,064
  Other                                                   4,120      3,906
                                                          -----      -----
Total deferred tax assets                                73,060     87,461
Valuation allowance for deferred tax assets             (55,274)   (78,564)
                                                        -------    -------
Net deferred taxes                                    $      --   $     --
                                                      =========   ========

                CLUETT AMERICAN CORP. AND SUBSIDIARIES

9. Income Taxes (Continued)

  The provision for income taxes consisted of the following:

                                                    YEAR ENDED DECEMBER 31,
                                               1996       1997        1998
                                               ----------------------------
                                                  (DOLLARS IN THOUSANDS)
 Current:
  Federal                                    $   --      $4,606     $ (146)
  State and local                               350         485        550
  Foreign(1)                                    896         575        406
  Benefit of net operating loss carry forward    --      (4,340)        --
                                                ---      ------        ---
                                             $1,246      $1,326     $  810
                                             ======      ======     ======


(1) Includes approximately $691, $500 and $442 relating to foreign withholding taxes for 1996, 1997 and 1998 respectively. The 1998 foreign provision includes foreign local benefit of $36.



  A reconciliation of the statutory federal income tax provision (benefit) to the Company's provision for income taxes is as follows:


                                                  YEAR ENDED DECEMBER 31
                                                  1996     1997      1998
                                                  ----     ----      ----
                                                  (DOLLARS IN THOUSANDS)

 Computed at statutory rate                   $ (8,529)  $ 4,139   $(14,562)
 Effect on federal income tax expense of:
  State  and  local  income  taxes,  net  of
   federal income tax benefit                      232       320        363
  Differential attributed to foreign
   operations                                    1,820     1,172        268
  Changes in valuation allowance for
   deferred tax assets                           7,563    (4,340)    14,812
  Other, net                                       160        35        (71)
                                                   ---        --        ---
                                              $  1,246   $ 1,326   $    810
                                              ========   =======   ========

                CLUETT AMERICAN CORP. AND SUBSIDIARIES

10. Employee Benefit Plans

  The Company has a qualified defined benefit pension plan covering essentially all employees of the Company in the United States. Commencing in 1997, the pension plan employs a cash balance form of benefit that provides for benefits based on salary, age and service. The benefit available for certain union employees under the plan is based on a flat dollar per year of service. The
Company's practice is to fund amounts that are required by statute and applicable regulations and which are tax deductible. Assets of the plans are investments in cash equivalents, publicly-traded fixed income and equity securities, and real estate. Assets are valued using a method which recognizes the difference between actual and expected market values over a period of five years.

  At December 31, 1997 and 1998, the funded status of the Company's qualified defined benefit pension plan was as follows:

                                                       DECEMBER 31,
                                                      1997      1998
                                                      ----      ----
                                                  (DOLLARS IN THOUSANDS)

Benefit Obligation Information
Benefit obligation at beginning of year              $71,121  $74,073
Service cost                                           1,675    1,724
Interest cost                                          5,345    5,346
Actuarial loss/(gain)                                 (1,856)   3,794
Benefits paid                                         (6,955)  (8,232)
Amendments                                             4,101        -
Special termination benefits                             877      642
                                                         ---      ---
Benefit obligation at end of year                    $74,073  $77,582
                                                     =======  =======


Fair Value of Plan Assets
Fair value of plan assets at beginning of year      $ 99,586 $109,129
Actual return on plan assets                          16,498   12,347
Benefits paid                                         (8,232)  (6,955)
                                                      ------   ------
Fair value of plan assets at end of year            $109,129 $113,244


Reconciliation of Funded Status, Amounts Not recognized, and
Amounts Recognized
Funded status                                        $35,056  $35,662
Unrecognized prior service cost                        3,592    3,222
Unrecognized loss/(gain)                                 539      765
Unrecognized reversion value discount                 (8,960)  (8,266)
                                                      ------   ------
Prepaid benefit costs                                $30,227  $31,383
                                                     =======  =======

                CLUETT AMERICAN CORP. AND SUBSIDIARIES

10. Employee Benefit Plans (Continued)

  The Company's two nonqualified benefit plans had benefit obligations that exceeded plan assets at December 31, 1996 and 1997. As of December 31, 1996 and 1997, these plans had net liabilities of $1,018,000 which relate primarily to vested benefits. These liabilities are included in liabilities subject to compromise at December 31, 1997. In 1998, these liabilities were satisfied. Net pension expense for these plans was not material in 1997.

  Net pension benefit of the Company's qualified defined benefit plan for the years ended December 31, 1996, 1997 and 1998 include the following components:


                                                   1996       1997      1998
                                                   -------------------------
                                                      (IN THOUSANDS)

   Service cost                                   $ 1,449    $ 1,675  $ 1,724
   Interest cost                                    4,779      5,345    5,346
   Actual return on plan assets                   (12,661)   (16,498) (12,347)
   Amortization of unrecognized reversion
    value discount                                 (1,230)    (1,230)  (1,230)
   Loss deferred for later recognition              4,483      8,030    4,474
                                                    -----      -----    -----
                                                   (3,180)    (2,678)  (2,033)
   Other benefit charges:
   Early retirement program / special
    retirement benefits                               809        642      877
                                                      ---        ---      ---
   Net pension benefit                            $(2,371)   $(2,036) $(1,156)
                                                  =======    =======  =======


  The assumptions used in determining the funded status of the Company's defined benefit pension plans for the years ended December 31, 1996, 1997 and 1998 were discount rates of 8.0%, 7.5% and 7.0% respectively, and an average rate of increase in compensation levels ranging from 3.25% to 13.25% depending on the participant's age at the valuation date. In addition, the expected long-term rate of return on plan assets was 9.5% for all periods.

  During 1990, in connection with the acquisition of certain businesses, the Company adjusted the actuarial valuation of certain estimated pension assets to reflect their net realizable value based upon a planned reversion to the Company. In August 1991, the Company decided not to revert the assets. As a result of this change, the excess pension assets are being recognized over the Average Future Working Lifetime of the plan participants, estimated to be a period of 14 years. Amortization of this amount was $1,230,000 in 1996, 1997 and 1998, and is included in pension benefit for each respective year. The Company periodically performs an actuarial valuation of these pension assets and adjusts the amount of the pension assets and the annual amortization based on the results of the valuation.

  As of January 1, 1997, the Company's defined benefit pension plan was amended into a cash balance pension plan. Provisions of the plan in effect prior to January 1, 1997 continue to apply to participants who terminated, retired, or became disabled prior to January 1, 1997 and not reemployed after December 31, 1996. As of January 1, 1997, active participants' account balances were valued equal to the present value of the lump sum accrued benefit payable as of January 1, 1997 under the plan provisions in effect prior to January 1, 1997. Also as of January 1, 1997, certain union employees formerly covered under a multi-employer plan began accruing benefits through the Cluett Retirement Plan.

                CLUETT AMERICAN CORP. AND SUBSIDIARIES

  The Company also has defined contribution pension plans covering certain employees. Contributions and costs are either a percent of each covered employee's salary or basic contribution. The Company funds contributions to these plans as they come due. Payments charged to expenses for these plans amounted to approximately $655,000, $0 and $0 in 1996, 1997, and 1998 respectively.

  In addition, the Company participated in multiemployer pension plans that provided defined benefits to employees covered by collective bargaining agreements. Payments charged to expense for the multiemployer plans amounted to approximately $435,000 in 1996. Participation in the multiemployer pension plans terminated January 1, 1997.

11. Commitments and Contingencies

     The Company and certain of its subsidiaries are party to litigation in connection with the normal conduct of their businesses. In March 1999, a jury rendered a verdict against the Company in a lawsuit brought by a former employee for disability discrimination arising out of the termination of her employment. The Company has, based on this adverse verdict, established a reserve as of December 31, 1998 for $1,600,000 for the award of damages, interest and attorneys' fees. The Company intends to appeal the judgment which would stay the payment of the judgment until the appeal is decided. Management believes, based in part on the opinion of counsel, that its potential liability with respect to other proceedings currently pending is not material in the aggregate to the Company's consolidated financial position or results of operations.

  The Company leases certain land, buildings and equipment under both capital and noncancelable operating leases that expire in various years through 2013. Certain of the operating leases contain rent escalation clauses and require the Company to pay maintenance costs, property taxes and insurance obligations on the leased property. Future minimum lease payments under noncancelable operating leases and capital leases, together with the present value of the net minimum lease payments as of December 31, 1998 are as follows:


                                             CAPITAL    OPERATING
                                             LEASES      LEASES
                                             ------      ------
                                           (DOLLARS IN THOUSANDS)
Year payable:
  1999                                       $  35     $  3,555
  2000                                          35        2,693
  2001                                          35        1,422
  2002                                          35        1,168
  2003                                          30          798
  Later                                        258        1,146
                                               ---        -----
Total minimum lease payments                   428    $  10,782
                                                      =========
Amount representing interest                  (185)
                                              ----
Present value of net minimum lease payments    243
Current portion                                 12
                                                --
Long-term portion                            $ 231
                                             =====

                CLUETT AMERICAN CORP. AND SUBSIDIARIES

11. Commitments and Contingencies (Continued)

  Rent expense amounted to approximately $5.2 million in 1996, $3.9 million in 1997 and $4.3 million in 1998. The Company has approximately $14.3 million of open letters of credit outstanding at December 31, 1998 for the purchase of finished goods inventory from foreign vendors. In addition, approximately $2.6 million of stand-by letters of credit were also outstanding.

12. Subsidiary Operations

   In 1996, the Company began the process of liquidating its investment in its Mexican and Guatemalan subsidiaries. Accordingly, a translation adjustment of approximately $3.1 million previously recorded as a component of equity was expensed and is included in other expense, net.

  During 1996, Canadian management assessed the Company's operations in the Canadian retail stores and concluded that the Company should close these stores other than retaining three of the Company's Canadian outlet stores to dispose of certain discounted inventory items. The resulting charge of $2.6 million in 1996 for closure costs has been included in the financial statements in facility closing and reengineering costs and included charges to write down fixed assets ($0.9 million) and inventory ($0.5 million) to net realizable value and accrual of salaries, severance and other operating costs to close the stores ($1.2 million).

     On June 17, 1997, the Company entered an agreement with an individual to sell 100% of the stock of the Guatemalan subsidiary for $100,000. On September 30, 1997, the Company entered an agreement with an individual to sell substantially all of the assets of the Company's Mexican subsidiary for approximately $1.4 million. Substantially all of the proceeds were used to reduce intercompany obligations of the Mexican subsidiary. The Company recognized a net gain of $348,000 on the sale of its Mexican and Guatemalan subsidiaries.

13. Licensing Agreements

     Certain of the Company's subsidiaries have licensing agreements which give them the exclusive rights to use certain trademarks, logos and related trade names in connection with the manufacture and sale of certain men's and women's apparel in specified territories. License fees are based on percentages of net sales, as defined, for the various products sold, but not less than specified minimum amounts. The licensing agreements have various renewal dates. Certain of the license agreements contain automatic renewals and are noncancelable. The renewal terms range to five years and expire in various years through 2003.

  Future minimum license fees payable in the five years succeeding December 31, 1998 are as follows (in thousands):

     Year payable:
     1999                        $   1,090
     2000                              566
     2001                              695
     2002                              955
     2003                              763
     Thereafter                         --

                CLUETT AMERICAN CORP. AND SUBSIDIARIES

14. Related Party Transactions

   The Company had an 8.74% outstanding loan receivable from an officer (and principal indirect stockholder) for approximately $4.5 million. The accumulated accrued interest on the loan was approximately $1.4 million at December 31, 1996 and1997. In July of 1993, the officer filed for personal protection under Chapter 11 bankruptcy regulations. The Company recorded a reserve for approximately $5.8 million against the unpaid interest and principal balances outstanding at December 31, 1994. As part of the Plan, principal and accrued interest related to this note was forgiven on May 18, 1998.

  Subsequent to the emergence from bankruptcy, Holdings allocated interest expense of $24.3 million related to post-petition interest on prepetition obligations to the Company. This amount is included in bankruptcy reorganization costs.

  Pursuant to a management advisory agreement (the "Management Agreement") entered into in connection with the reorganization of the Company in 1998, Vestar receives an annual advisory fee equal to $500,000 (prorated to $250,000 for 1998) in consideration for certain advisory and consulting services (excluding investment banking or other financial advisory services and full- or part-time employment by Holdings or any of its subsidiaries of any employee or partner of Vestar and its affiliates, in each case for which Vestar and its affiliates shall be entitled to receive additional compensation). Holdings has agreed to reimburse Vestar for expenses incurred in connection with, and to indemnify Vestar and its affiliates for any liabilities arising from, such advisory and consulting services. In connection with the Offering, Vestar received a one-time transaction fee of $3.25 million. For the year-ended December 31, 1998, the Company paid Vestar approximately $250,000 in management fees.


15. Risks, Uncertainties and Significant Concentrations

   The Company manufactures and sources a portion of its products and raw materials from foreign subsidiaries or vendors. The Company attempts to limit the concentration with any one manufacturer or vendor. The Company believes it has alternative manufacturing and raw material sources available to meet its current and future production requirements in the event the Company is required to change current manufacturers or vendors are unavailable to fulfill the Company's needs.

The Company's principal customer base, the retail industry, has experienced significant changes and difficulties over the past several years, including consolidation of ownership, increased centralization of buying decisions and restructurings. The Company cannot predict what effect, if any, continued changes within this industry will have on the Company's operations.


16. Fair Value of Financial Instruments

   The carrying amount of cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and accrued liabilities approximate fair value due to the short maturities of these instruments. The fair value of long-term debt was approximately $222.5 million (book value of $235.5 million) at December 31, 1998. The fair value of the senior exchangeable Preferred Stock was approximately $45.7 million (book value of $51.3 million).

                CLUETT AMERICAN CORP. AND SUBSIDIARIES

17. Segment Data

     The Company is organized by product line in three business segments. Foreign sales, primarily Canadian, were approximately 9.9% 9.4% and 9.1% , in 1996, 1997 and 1998, respectively. There were no customers for which sales exceeded 10% during the three-year period presented.

  In 1996, the Company made a strategic decision to halt its production of shirts in Guatemala and Mexico, to exit its retail business in Canada and to close all but three of its Canadian retail outlet stores. In 1996, the Company's Latin American operations represented $2.9 million in net sales and had an operating loss (before facility closing costs) of $0.4 million and the Canadian retail stores represented $4.3 million in net sales and had an operating loss (before facility closing costs) of $1.3 million. In addition, the Company has incurred a number of one-time costs associated with the restructuring of its operations and has incurred a number of bankruptcy reorganization costs associated with operating under Chapter 11. The financial results associated with the Ralph Lauren, Latin American, Canadian retail operations and unallocated corporate overhead charges, are referred to collectively as the "All other".

                                   1996         1997          1998
                                   ----         ----          ----
                                       (Dollars in Thousands)
Net Sales
   Sock                        $ 141,113     $151,788      $164,760
   Shirt                         194,705      176,753       183,169
   Designer                       32,327       39,839        29,129
   All other                       7,221        3,749         3,909
   Intercompany                   (6,326)      (8,602)       (7,844)
                                  ------       ------        ------
                                $369,040     $363,528      $373,123
Gross Profit
   Sock                           41,308       49,143        52,497
   Shirt                          46,364       49,193        51,649
   Designer                        5,344       10,103         2,791
   All other                       2,224        1,412         1,861
                                   -----        -----         -----
                                 $95,240     $109,851      $108,798
Selling, General and Administrative
   Sock                           22,232       25,874        26,454
   Shirt                          45,932       38,319        40,650
   Designer                        8,678       10,781        10,415
   All other                       9,467        1,367         4,923
                                   -----        -----         -----
                                 $86,309      $76,341       $82,442
Operating Income excluding facility closing and reengineering
   Sock                           19,076       23,269        26,043
   Shirt                             432       10,874        10,998
   Designer                       (3,334)        (678)       (7,624)
   All other                      (7,243)          44        (3,062)
                                  ------           --        ------
                                  $8,931      $33,510       $26,355
Identifiable Assets
   Sock                           69,279       77,841        80,766
   Shirt                          97,293       92,412        89,040
   Designer                       15,349       16,232         7,947
   All other                       3,331        1,110           309
                                   -----        -----           ---
                                $185,252     $187,595      $178,062

                CLUETT AMERICAN CORP. AND SUBSIDIARIES

17. Segment Data (Continued)
                                     1996        1997         1998
                                     ----        ----         ----
                                        (Dollars in Thousands)
Depreciation and Amortization
   Sock                             5,014        4,640        5,403
   Shirt                            5,197        3,424        3,231
   Designer                             -           11           26
   All other                          435            -            -
                                      ---          ---          ---
                                  $10,646       $8,075       $8,660
Capital expenditure
   Sock                             3,887        7,475        7,987
   Shirt                            5,904        3,075        3,769
   Designer                            28          129           67
   All other                           12            -           18
                                       --          ---           --
                                   $9,831      $10,679      $11,841

Reconciliation of Reportable Segments Net Sales, Operating income and Identifiable assets

                                     1996        1997         1998
                                     ----        ----         ----
Net Sales
Total net sales for reportable
 segments                         368,145      368,381      377,058
Other net sales                     7,221        3,749        3,909
Eliminations of intersegment
 net sales                         (6,326)      (8,602)      (7,844)
                                   ------       ------       ------
Total consolidated net sales      369,040      363,528      373,123

Operating Profit (Loss)
Total operating profit or loss
 for reportable segments           16,174       34,281       29,417
Other operating profit or loss     (1,661)        (558)        (628)
Eliminations of intersegement
 operating profit (loss)             (139)           -            -
Unallocated amounts:
 Other corporate income (expense)  (5,443)         603       (2,433)
 Facility closing and
  reengineering costs             (11,603)      (2,469)      (2,366)
                                  -------       ------       ------
Total operating profit (loss)      (2,672)      31,041       23,990

Assets
Total assets for reportable
 segments                         181,921      186,485      177,753
Other assets                        3,331        1,110          309
Unallocated amounts:
 Deferred finance costs                 -            -       11,198
 Pension assets                    28,191       30,227       31,383
 Other unallocated amounts         (2,349)       2,195          132
                                   ------        -----          ---
Consolidated total                211,094      220,017      220,775

Capital Expenditures
Total capital expenditure for
 reportable segments                9,819       10,677       11,823
Adjustments                            16          101           18
                                       --          ---           --
Consolidated total                  9,835       10,778       11,841

                CLUETT AMERICAN CORP. AND SUBSIDIARIES

17. Segment Data (Continued)

                                    1996        1997         1998
                                    ----        ----         ----
                                        (Dollars in Thousands)
Depreciation & Amortization
Total D&A for reportable segments  10,210      8,075        8,660
Adjustments                           725         30          992
                                      ---         --          ---
Consolidated total                 10,935      8,105        9,652

Geographic Information
Net Sales
United States                     332,335    329,358      339,276
Foreign                            36,705     34,170       33,847
                                   ------     ------       ------
Total                             369,040    363,528      373,123

Operating Income (Loss)
United States                         230     29,327       25,205
Foreign                            (2,902)     1,714       (1,215)
                                   ------      -----       ------
Total                              (2,672)    31,041       23,990

Identifiable Assets
United States                     189,364    197,621      201,026
Foreign                            21,730     22,396       19,749
                                   ------     ------       ------
 Total                            211,094    220,017      220,775

18. Guarantor Subsidiaries

   The Company's payment obligations under the Senior Credit Facility and the Senior Subordinated Notes (the "Notes") are fully and unconditionally guaranteed on a joint and several basis by its current domestic subsidiaries, principally:
Cluett Peabody & Co., Inc., Great American Knitting Mills, Inc., Cluett Designer Group Inc., Consumer Direct Corporation and Arrow Factory Stores Inc. (collectively the "Guarantor Subsidiaries"). Each of the Guarantor Subsidiaries is a direct or indirect wholly-owned subsidiary of the Company. The Company's payment obligations under the Notes are not guaranteed by the remaining subsidiaries: Bidermann Womenswear Corp. (formerly Ralph Lauren Womenswear Inc.), Cluett, Peabody Canada Inc., Arrow de Mexico S.A. de C.V., and Arrow Inter-America & Co., Ltd. (collectively the "Non-Guarantor Subsidiaries"). The obligations of each Guarantor Subsidiary under its Guarantee are subordinated to such subsidiary's obligations under its guarantee of the new Senior Credit Facility.

   Presented below is condensed consolidating financial information for CAC ("Parent Company"), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries. In the Company's opinion, separate financial statements and other disclosures concerning each of the Guarantor Subsidiaries would not provide additional information that is material to investors. Therefore, the Guarantor Subsidiaries are consolidated in the presentation below. Investments in subsidiaries are accounted for by CAC on the equity method of accounting. Earnings of subsidiaries are, therefore, reflected in the Parent Company's investments in and advances to/from subsidiaries account and earnings (losses). The elimination entries eliminate investments in subsidiaries, the related stockholder's deficit and other intercompany balances and transactions.

   In 1997 and 1998, the Company allocated external interest expense to its subsidiaries, based on a percentage of net sales.
                                   F-26

                CLUETT AMERICAN CORP. AND SUBSIDIARIES

18. Guarantor Subsidiaries (Continued)

                                SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                            DECEMBER 31,1997

                                             (DOLLARS IN THOUSANDS)

                                                          PARENT        GUARANTOR      NON-GUARANTOR
                                                          COMPANY      SUBSIDIARIES     SUBSIDARIES    ELIMINATIONS     CONSOLIDATED
                                                          -------      ------------     -----------    ------------     ------------
ASSETS
Current assets:
Cash and cash equivalents                               $      --        $   9,551        $     468       $      --       $  10,019
Accounts receivable, net                                       --           45,494            2,948              --          48,442
Inventories                                                    --           63,806           14,430              --          78,236
Prepaid expenses and other current assets                      --            3,359              875              --           4,234
                                                        ---------        ---------        ---------       ---------       ---------

Total current assets                                           --          122,210           18,721              --         140,931
Investment in subsidiaries                                (49,496)              --               --          49,496              --
Intercompany receivable (payable)                          15,000          (15,000)              --              --              --
Property, plant and equipment, net                             --           44,035            3,663              --          47,698
Pension assets                                                 --           30,227               --              --          30,227
Other noncurrent assets                                        --            1,149               12              --           1,161
                                                        ---------        ---------        ---------       ---------       ---------
Total assets                                            $ (34,496)       $ 182,621        $  22,396       $  49,496       $ 220,017
                                                        =========        =========        =========       =========       =========


LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
Accounts payable and accrued expenses                   $      --        $  41,930        $   4,556       $      --       $  46,486
Short-term debt and current portion of
    long-term debt                                             --            6,980            2,192              --           9,172
Income taxes payable                                           --            1,799              354              --           2,153
                                                        ---------        ---------        ---------       ---------       ---------
Total current liabilities                                      --           50,709            7,102              --          57,811
Due to Parent                                                  --           27,613               --              --          27,613
Long-term debt and capital lease obligations                   --            1,619              341              --           1,960
Other noncurrent liabilities                                   --              100              400              --             500
Liabilities subject to compromise                              --          168,932               --              --         168,932
Preferred stock, $1 par value:
 authorized 50,000 shares, issued
 and outstanding 15,000 shares                             20,009               --               --              --          20,009

Stockholder's deficit                                     (54,505)         (66,352)          14,553          49,496         (56,808)
                                                        ---------        ---------        ---------       ---------       ---------
Total liabilities and
  stockholder's deficit                                 $ (34,496)       $ 182,621        $  22,396       $  49,496       $ 220,017
                                                        =========        =========        =========       =========       =========

                CLUETT AMERICAN CORP. AND SUBSIDIARIES

18. Guarantor Subsidiaries (Continued)

                                                    SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                                                     DECEMBER 31,1998

                                                                  (DOLLARS IN THOUSANDS)

                                                              PARENT       GUARANTOR      NON-GUARANTOR
                                                              COMPANY     SUBSIDIARIES     SUBSIDARIES   ELIMINATIONS   CONSOLIDATED
                                                              -------     ------------     -----------   ------------   ------------
ASSETS
Current assets:
Cash and cash equivalents                                   $      --       $   2,396       $     472      $      --      $   2,868
Accounts receivable, net                                           --          42,599           4,187             --         46,786
Inventories                                                        --          63,158          11,441             --         74,599
Prepaid expenses and other current assets                          --           3,168             804             --          3,972
                                                            ---------       ---------       ---------      ---------      ---------
Total current assets                                               --         111,321          16,904             --        128,225

Investment in subsidiaries                                    (86,330)             --              --         86,330             --
Intercompany receivable (payable)                              15,000         (15,000)             --             --             --

Property, plant and equipment, net                                 --          46,112           2,012             --         48,124

Deferred finance costs                                         11,198              --              --         11,198
Pension assets                                                      --          31,383              --             --         31,383
Other noncurrent assets                                            --           1,012             833             --          1,845
                                                            ---------       ---------       ---------      ---------      ---------
Total assets $                                                (71,330)      $ 186,026          19,749      $  86,330      $ 220,775
                                                            =========       =========       =========      =========      =========


LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
Accounts payable and accrued expenses                       $      --       $  37,781       $   4,658      $      --      $  42,439
Short-term debt and current portion of
  long-term debt                                                   --           6,600           3,648             --         10,248
Income taxes payable                                               --           1,268             207             --          1,475
                                                            ---------       ---------       ---------      ---------      ---------
Total current liabilities                                          --          45,649           8,513             --         54,162
Due to Parent                                                      --          27,974              --             --         27,974
Long-term debt and capital lease obligations                       --         235,450             231             --        235,681
Other noncurrent liabilities                                       --             111              --             --            111
Dividends payable                                                 605              --              --             --            605
Senior exchangeable preferred stock,
 cumulative, $.01 par value: authorized
 4,950,000, issued and outstanding 530,730
 shares (liquidation preference)                               51,288              --              --             --         51,288

Stockholder's deficit                                        (123,223)       (123,158)         11,005         86,330       (149,046)
                                                            ---------       ---------       ---------      ---------      ---------
Total liabilities and stockholder's deficit                 $ (71,330)      $ 186,026       $  19,749      $  86,330      $ 220,775
                                                            =========       =========       =========      =========      =========


                CLUETT AMERICAN CORP. AND SUBSIDIARIES

18. Guarantor Subsidiaries (Continued)

       SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     YEAR ENDED DECEMBER 31, 1996

                        (DOLLARS IN THOUSANDS)

                                                                 PARENT       GUARANTOR    NON-GUARANTOR
                                                                 COMPANY    SUBSIDIARIES    SUBSIDARIES  ELIMINATIONS   CONSOLIDATED
Net sales                                                     $      --       $ 332,335       $ 36,705       $    --      $ 369,040
Cost of goods sold                                                   --         246,696         27,104            --        273,800
                                                                    ---         -------         ------           ---        -------
Gross profit                                                         --          85,639          9,601            --         95,240

Selling, general and administrative                                  --          76,892          9,417            --         86,309
Facility closing and reengineering costs                             --           8,517          3,086            --         11,603
                                                                    ---           -----          -----           ---         ------
Operating income (loss)                                              --             230         (2,902)           --         (2,672)

Loss on investments in subsidiaries                             (30,200)             --             --        30,200             --
Interest expense, net                                                --          13,686          3,242            --         16,928
Other (income) expense, net                                          --            (835)         4,061            --          3,226
                                                                    ---            ----          -----           ---          -----
Income (loss) before reorganization costs
 and income taxes                                               (30,200)        (12,621)       (10,205)       30,200        (22,826)

Bankruptcy reorganization costs                                      --           6,128             --            --          6,128

Income (loss) before provision for                              (30,200)        (18,749)       (10,205)       30,200        (28,954)
 income taxes

Provision for income taxes                                           --           1,042            204            --          1,246
                                                                    ---           -----            ---           ---          -----
Net income (loss)                                             $ (30,200)      $ (19,791)      $(10,409)      $30,200     $ (30,200)
                                                               =========       =========       ========       =======     =========






                CLUETT AMERICAN CORP. AND SUBSIDIARIES

18. Guarantor Subsidiaries (Continued)

       SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     YEAR ENDED DECEMBER 31, 1997

                          (DOLLARS IN THOUSANDS)

                                                                 PARENT      GUARANTOR     NON-GUARANTOR
                                                                 COMPANY    SUBSIDIARIES    SUBSIDARIES  ELIMINATIONS   CONSOLIDATED
                                                                 -------    ------------    -----------  ------------   ------------
Net sales                                                   $      --       $ 329,358       $ 34,170       $     --       $ 363,528
Cost of goods sold                                                 --         229,303         24,374             --         253,677
                                                                  ---         -------         ------            ---         -------
Gross profit                                                       --         100,055          9,796             --         109,851

Selling, general and administrative expenses                       --          66,817          9,524             --          76,341
Facility closing and reengineering costs                           --           3,911         (1,442)            --           2,469
                                                                  ---           -----         ------            ---           -----
Operating income                                                   --          29,327          1,714             --          31,041

Income on investments in subsidiaries                          17,196              --             --        (17,196)             --
Interest expense, net                                              --          12,275          2,958             --          15,233
Other expense, net                                                 --             853            316             --           1,169
                                                                  ---             ---            ---            ---           -----
Income (loss) before reorganization costs
  (credits) and income taxes                                   17,196          16,199         (1,560)       (17,196)         14,639

Bankruptcy reorganization credits                                  --          (3,883)            --             --          (3,883)
                                                                  ---          ------            ---            ---          ------
Income (loss) before provision for income
  taxes                                                        17,196          20,082         (1,560)       (17,196)         18,522

Provision for income taxes                                         --           1,326             --             --           1,326
                                                                  ---           -----            ---            ---           -----
Net income (loss)$                                          $   17,196      $  18,756       $ (1,560)      $(17,196)      $  17,196
                                                            ==========      =========       ========       ========       =========








                CLUETT AMERICAN CORP. AND SUBSIDIARIES

18. Guarantor Subsidiaries (Continued)

       SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                       YEAR ENDED DECEMBER 31, 1998

                          (DOLLARS IN THOUSANDS)

                                                             PARENT       GUARANTOR      NON-GUARANTOR
                                                            COMPANY      SUBSIDIARIES     SUBSIDARIES   ELIMINATIONS    CONSOLIDATED
                                                            -------      ------------     -----------   ------------    ------------
Net sales                                                  $      --       $ 339,276       $  33,847       $      --      $ 373,123
Cost of goods sold                                                --         239,479          24,846              --        264,325
                                                           ---------       ---------       ---------       ---------      ---------
Gross profit                                                      --          99,797           9,001              --        108,798

Selling, general and administrative                               --          72,866           9,576              --         82,442
Facility closing and reengineering costs                          --           1,726             640              --          2,366
                                                           ---------       ---------       ---------       ---------      ---------
Operating income (loss)                                           --          25,205          (1,215)             --         23,990

Loss on investments in subsidiaries                          (36,834)             --              --          36,834             --
Interest expense, net                                             --          16,907           3,448              --         20,355
Other expense, net                                                --           2,131              --              --          2,131
                                                           ---------       ---------       ---------       ---------      ---------
Income (loss) before reorganization
 costs and income taxes                                      (36,834)          6,167          (4,663)         36,834          1,504

Bankruptcy reorganization costs                                   --          37,528              --              --         37,528
                                                           ---------       ---------       ---------       ---------      ---------
Loss before provision for income taxes                       (36,834)        (31,361)         (4,663)         36,834        (36,024)

Provision for income taxes                                        --             851             (41)             --            810
                                                           ---------       ---------       ---------       ---------      ---------
Net loss                                                   $ (36,834)      $ (32,212)      $  (4,622)      $  36,834      $ (36,834)
                                                           =========       =========       =========       =========      =========




                CLUETT AMERICAN CORP. AND SUBSIDIARIES

18. Guarantor Subsidiaries (Continued)

     SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      YEAR-END DECEMBER 31, 1996

                          (DOLLARS IN THOUSANDS)

                                                                PARENT       GUARANTOR    NON-GUARANTOR
                                                                COMPANY     SUBSIDIARIES   SUBSIDARIES   ELIMINATIONS   CONSOLIDATED
                                                                -------     ------------   -----------   ------------   ------------
OPERATING ACTIVITIES
Net loss                                                       $(30,200)      $(19,791)      $(10,409)      $ 30,200       $(30,200)
Adjustment to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities:
  Loss on investments in subsidiaries                            30,200             --             --        (30,200)            --
  Write-down of property, plant and equipment                        --            742             --             --            742
  Write-down foreign currency translation adjustment                 --             --          3,100             --          3,100
  Depreciation and amortization                                      --         10,501            434             --         10,935
  Accrual of professional fees, potential
   claims and related litigation matters-reorganization              --          6,128             --             --          6,128
Changes in operating assets and liabilities                          --         18,858          7,131             --         25,989
                                                               --------       --------       --------       --------       --------
Net cash and cash equivalents provided by
 operating activities                                                --         16,438            256             --         16,694

INVESTING ACTIVITIES
Purchase of fixed assets                                             --         (9,167)          (668)            --         (9,835)
Proceeds on disposal of fixed assets                                 --            927            639             --          1,566
                                                               --------       --------       --------       --------       --------
Net cash and cash equivalents
(used in) investing activities                                       --         (8,240)           (29)            --         (8,269)

FINANCING ACTIVITIES
Proceeds from DIP credit facility                                    --         53,300             --             --         53,300
Principal payments on DIP credit facility                            --        (55,300)            --             --        (55,300)
Proceeds from issuance of long term debt                             --          4,971             --          4,971
Principal payments on long term debt                                 --        (15,931)          (363)            --        (16,294)
                                                               --------       --------       --------       --------       --------
Net cash and cash equivalents (used in)
 provided by financing activities                                    --        (12,960)           371             --        (13,323)

Effect of foreign currency translation                               --             --             (2)            --             (2)
                                                               --------       --------       --------       --------       --------
Net change in cash and cash equivalents                              --         (4,762)          (138)            --         (4,900)
Cash and cash equivalents at beginning of year                       --         10,340            344             --         10,684
                                                               --------       --------       --------       --------       --------
Cash and cash equivalents at end of year                       $     --       $  5,578       $    206       $     --       $  5,784
                                                               ========       ========       ========       ========       ========



                CLUETT AMERICAN CORP. AND SUBSIDIARIES

18. Guarantor Subsidiaries (Continued)

     SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      YEAR-END DECEMBER 31, 1997

                          (DOLLARS IN THOUSANDS)

                                                                PARENT       GUARANTOR     NON-GUARANTOR
                                                                COMPANY     SUBSIDIARIES    SUBSIDARIES  ELIMINATIONS   CONSOLIDATED
                                                                -------     ------------    -----------  ------------   ------------
OPERATING ACTIVITIES
Net income (loss)                                              $ 17,196       $ 18,756       $ (1,560)      $(17,196)      $ 17,196
Adjustment to reconcile net income (loss) to
net cash and cash equivalents provided by
(used in) operating activities:
(Income) on investments in subsidiaries                         (17,196)            --             --         17,196             --
  Depreciation and amortization                                      --          7,779            326             --          8,105
  Gain on sale of assets                                             --             --           (348)            --           (348)
  Accrual of professional fees, potential
   claims and related litigation matters-reorganization              --          6,117             --             --          6,117
  Adjustments of liabilities subject to compromise                   --        (10,000)            --             --        (10,000)
Changes in operating assets and liabilities                          --         (7,746)          (374)            --         (8,120)
                                                                    ---         ------           ----            ---         ------
Net cash and cash equivalents provided by (used
in) operating activities                                             --         14,906         (1,956)            --         12,950

INVESTING ACTIVITIES
Purchase of fixed assets                                             --        (10,554)          (224)            --        (10,778)
Proceeds on disposal of fixed assets                                 --          1,786          1,541             --          3,327
                                                                    ---          -----          -----            ---          -----
Net cash and cash equivalents provided by
(used in) investing activities                                       --         (8,768)         1,317             --         (7,451)

FINANCING ACTIVITIES
Proceeds from DIP credit facility                                    --         16,398             --             --         16,398
Principal payments on DIP credit facility                            --        (16,398)          (397)            --        (16,795)
Proceeds from issuance of long term debt                             --            456          1,790             --          2,246
Principal payments on long term debt                                 --         (2,621)          (492)            --         (3,113)
                                                                    ---         ------           ----            ---         ------
Net cash and cash equivalents provided by (used
 in) financing activities                                            --         (2,165)           901             --         (1,264)


Net change in cash and cash equivalents                              --          3,973            262             --          4,235
Cash and cash equivalents at beginning of year                       --          5,578            206             --          5,784
                                                                    ---          -----            ---            ---          -----
Cash and cash equivalents at end of year                       $     --       $  9,551       $    468       $     --       $ 10,019
                                                               ========       ========       ========       ========       ========



                CLUETT AMERICAN CORP. AND SUBSIDIARIES

18. Guarantor Subsidiaries (Continued)

       SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     YEAR ENDED DECEMBER 31, 1998

                          (DOLLARS IN THOUSANDS)

                                                                PARENT       GUARANTOR    NON-GUARANTOR
                                                                COMPANY     SUBSIDIARIES   SUBSIDARIES   ELIMINATIONS   CONSOLIDATED
                                                                -------     ------------   -----------   ------------   ------------
OPERATING ACTIVITIES
Net loss                                                      $ (86,330)     $ (32,212)     $  (4,622)     $  86,330      $ (36,834)
Adjustment  to  reconcile  net loss to net cash
 and  cash  equivalents  used in operating activities:
  Loss on investments in subsidiaries                            86,330             --             --        (86,330)            --
  Write-down of deferred acquisition activities                      --            489             --             --            489
  Write-down of property, plant and equipment                        --          1,094             --             --          1,094
  Depreciation                                                       --          9,340            312             --          9,652
Adjustments of liabilities subject to compromise                     --        (22,442)            --             --        (22,442)
Changes in operating assets and liabilities                          --         13,640          3,534             --         17,174
                                                                    ---         ------          -----            ---         ------
Net cash and cash equivalents used in
 operating activities                                                --        (30,091)          (776)            --        (30,867)

INVESTING ACTIVITIES
Purchase of fixed assets                                             --        (11,482)          (359)            --        (11,841)
Proceeds on disposal of fixed assets                                 --            152             --             --            152
                                                                    ---            ---            ---            ---            ---
Net cash and cash equivalents used in
investing activities                                                 --        (11,330)          (359)            --        (11,689)

FINANCING ACTIVITIES
Issuance of preferred stock                                          --         48,125             --             --         48,125
Distribution to parent                                               --        (87,522)            --             --        (87,522)
Net proceeds from DIP credit facility                                --          2,124          1,002             --          3,126
Net proceeds from issuance of long term debt                         --        222,000             --             --        222,000
Principal payments on long term debt                                 --         (1,300)            --             --         (1,300)
Principle payments on pre-petition                                   --       (146,490)            --             --       (146,490)
Principle payments on capital lease                                  --         (2,377)           (29)            --         (2,406)
                                                                    ---         ------            ---            ---         ------
Net cash and cash equivalents provided by
  financing activities                                               --         34,560            973             --         35,533

Effect of foreign currency translations                              --             --           (128)            --           (128)
                                                                    ---            ---           ----            ---           ----
Net change in cash and cash equivalents                              --         (6,861)          (290)            --         (7,151)
Cash and cash equivalents at beginning of year                       --          9,551            468             --         10,019
                                                                    ---          -----            ---            ---         ------
Cash and cash equivalents at end of year                      $      --      $   2,690      $     178      $      --      $   2,868
                                                              =========      =========      =========      =========      =========



Item 9. Changes in and disagreements with Accountants on Accounting and Financial Disclosures

None.
                               PART III


Item 10.Directors and Executive Officers of the Registrant

  Set forth below are the names and positions of the directors and executive officers of Holdings, CAG and the Company. All directors hold office until the next annual meeting of stockholders of Holdings, CAG and the Company, and until their successors are duly elected and qualified. All officers serve at the pleasure of the Board of Directors.

NAME
AGE                               POSITION(S)
------------------------------------------------------------------------------------------------------------------------------------
Bryan P. Marsal          48       Director and Chief Executive Officer of Holdings, CAG and the Company

James A. Williams        56       Director of Holdings, CAG and the Company; President and Chief Executive Officer of the Sock Group

Robert J. Riesbeck       35       Executive Vice President--Chief Operating and Financial Officer of  the Shirt Group

Kathy D. Wilson          39       Senior Vice President and Chief Financial Officer of the Sock Group

William S. Sheely        40       Executive Vice President--Operations of the Sock Group

W. Todd Walter           33       Vice President and Chief Financial Officer of Holdings, CAG and the Company

Steven J. Kaufman        52       Vice President and General Counsel of Holdings, CAG and the Company

Norman W. Alpert         40       Director of Holdings, CAG and the Company

Sander M. Levy           37       Director of Holdings, CAG and the Company

Daniel S. O'Connell      45       Director of Holdings, CAG and the Company

Steven M. Silver         30       Director of Holdings, CAG  and the Company

Neil P. DeFeo            52       Director of Holdings, CAG  and the Company


     BRYAN P. MARSAL is a founding Managing Director of A&M, a firm that was formed in 1983. Mr. Marsal has been Chief Executive Officer of the Company since 1995. Mr. Marsal is a director of Timex Corporation and Aearo Corporation. Mr. Marsal received both a B.B.A. and an M.B.A. from the University of Michigan.

     JAMES A. WILLIAMS is President of the Sock Group. Mr. Williams joined the Sock Group in July 1986 as Senior Vice President--Sales and Marketing and was promoted to his current position as President in August 1991. Mr. Williams is a director of Ithaca Industries, Inc. and Esprit de Corp. and is the Chairman and a director of Maidenform Worldwide Inc. Prior to joining the Company, he worked for 15 years for Adams-Millis Corporation, where his last position was Senior Vice President--Sales and Marketing. Mr. Williams earned a B.S. in chemistry from the University of Southern Mississippi.

     ROBERT J. RIESBECK is the Executive Vice President -- Chief Operating and Financial Officer of the Shirt Group. Mr. Riesbeck joined the Company in July of 1995 as Vice President--Finance of the Shirt Group. He was named Executive Vice President, Chief Operating and Financial Officer of the Shirt Group in January 1997. He served as Chief Financial Officer of Holdings, CAG and the Company until the appointment of Mr. Walter in March of 1999. Prior to joining the Company, Mr. Riesbeck worked for six years in various financial and operational roles for Crystal Brands, an apparel manufacturer. Mr. Riesbeck received a B.S. in Business Administration-Accounting from the University of Akron and an M.B.A. from the University of Connecticut and is also a C.P.A.

     KATHY D. WILSON is the Senior Vice President and Chief Financial Officer of the Sock Group. Ms. Wilson joined the Company in January 1994 and became Vice President of Finance in April 1994. During the three years prior to joining the Company, Ms. Wilson had a consulting practice in Singapore for the hotel industry. She also worked five years with various accounting firms. Ms. Wilson earned a B.S. in Business Administration - Accounting from the University of North Carolina and is also a C.P.A.

     WILLIAM S. SHEELY is the Executive Vice President--Operations of the Sock Group. Mr. Sheely joined the Company as Vice President of Finance and Controller of the Sock Group in February 1993 and was promoted to his current position of Executive Vice President -Operations in April 1994. Prior to his tenure with the Company, Mr. Sheely was controller at Kayser-Roth's sock division where he was employed for seven years, and with Springs Industries for five years in various financial positions. Mr. Sheely is a graduate of the University of South Carolina where he received a B.S. in Business Administration - Accounting and is also a C.P.A.
   W. TODD WALTER is a Director of A&M and became the Chief Financial Officer of Holdings, CAG and the Company effective March 1999. Mr. Walter joined A&M in May 1996 and has served in various financial and operating positions at client companies. Between June 1992 and April 1996, Mr. Walter was a Vice President in the Special Loan Group at Chemical Bank in New York. Mr. Walter earned a B.A degree from Middlebury College and an M.B.A. degree from the Darden Graduate School of Business Administration, University of Virginia.

     STEVEN J. KAUFMAN is Vice President and General Counsel of the Company. Mr. Kaufman joined the Company in April 1990 as Vice President and General Counsel. Prior to joining the Company, he was an Assistant General Counsel of The Times Mirror Company for 10 years and a corporate associate for six years with Fried, Frank, Harris, Shriver and Jacobson. Mr. Kaufman earned a J.D. from the Yale Law School and a B.A. from Columbia College.

     NORMAN W. ALPERT is a Managing Director of Vestar and was a founding partner of Vestar at its inception in 1988. Mr. Alpert is Chairman of the Board of Directors of Advanced Organics, Inc., International AirParts Corporation and Aearo Corporation, and a director of Russell-Stanley Holdings, Inc., Siegel & Gale Holdings, Inc. and Remington Products Company, L.L.C., all companies in which Vestar or its affiliates have a significant equity interest. Mr. Alpert received an A.B. degree from Brown University.

     SANDER M. LEVY is a Managing Director of Vestar and was a founding partner of Vestar at its inception in 1988. Mr. Levy received a B.S. degree from The Wharton School of the University of Pennsylvania and an M.B.A. degree from Columbia University.

     DANIEL S. O'CONNELL is the Chief Executive Officer and founder of Vestar. Mr. O'Connell is a director of Advanced Organics, Inc., Aearo Corporation, Siegel & Gale Holdings, Inc., Russell-Stanley Holdings, Inc., Remington Products Company, L.L.C. and is a member of the Advisory Board of Insight Communications Company, L.P., all companies in which Vestar or its affiliates have a significant equity interest. Mr. O'Connell received an A.B. degree from Brown University and an M.P.P.M. degree from Yale University School of Management.

     STEVEN M. SILVER is a Vice President of Vestar. Mr. Silver joined Vestar in May of 1995. Between July 1990 and July 1993, Mr. Silver was an analyst in Wasserstein Perella & Co.'s mergers and acquisitions groups in New York and London. Mr. Silver is a member of the Advisory Board of Insight Communications Company, L.P. Mr. Silver holds a B.A. degree from Yale College and an M.B.A. degree from Harvard University.

     NEIL P. DEFEO has served as President, Chief Executive Officer and a Director of Remington Products Company, L.L.C. since January 1997. Mr. DeFeo is a director of Driscoll Strawberry Associates, Inc. From 1993 to 1996, Mr. DeFeo was Group Vice President, U.S. Operations for The Clorox Company. For 25 years prior to 1993, Mr. DeFeo worked for Procter & Gamble in various executive positions, including Vice President and Managing Director, Worldwide Strategic Planning, Laundry and Cleaning Products. Mr. DeFeo holds a B.S.E.E. from Manhattan College.

Compliance with Section 16(a) of the Exchange Act

   Each of the then directors and executive officers of the Company was required to file an Initial Statement of Beneficial Ownership of Securities on Form 3 to report his or her beneficial ownership of equity securities of the Company by October 26, 1998, the effective date of the Company's registration statement under the Securities Exchange Act of 1934, as amended, relating to the New Preferred Stock. Through an oversight such forms were not filed until early in 1999. None of such directors or officers reported beneficial ownership of any equity securities of the Company.

Item 11. Executive Compensation

  The following table sets forth the cash and noncash compensation earned by the Chief Executive Officer and the four other most highly compensated executive officers of Holdings, CAG and the Company.

                      SUMMARY COMPENSATION TABLE

                                                                      LONG-TERM
                                                                     COMPENSATION
                                                                        AWARDS
                                                                      ----------
                                           ANNUAL COMPENSATION        SECURITIES      ALL
                                        ---------------------------   UNDERLYING     OTHER
                                        YEAR    SALARY($)  BONUS($)   OPTIONS (#) COMPENSATION
                                        ----    ---------  --------   ----------- ------------
Bryan P. Marsal(1) .................    1998    700,000          0          0          0
  Chief Executive Officer of .......    1997    700,000          0          0          0
  Holdings and the Company .........    1996    700,000          0          0          0

James A. Williams ..................    1998    412,000    400,000          0          0
  President of the Sock Group ......    1997    400,000    410,000          0          0
                                        1996    400,000          0          0          0

Philip L. Molinari .................    1998    330,000    150,000          0     52,000(2)
  President of the Shirt Group .....    1997    320,000          0          0          0
                                        1996    400,000          0          0          0

Robert J. Riesbeck .................    1998    235,000    124,000          0          0
  Executive Vice President and Chief    1997    181,000          0          0          0
  Operating and Financial Officer ..    1996    146,000     25,000          0          0
  of the Shirt Group

William S. Sheely ..................    1998    162,000    156,000          0          0
  Executive Vice President .........    1997    156,000    150,000          0          0
  --Operations of the Sock Group ...    1996    150,000          0          0          0


     (1) Compensation paid to A&M. A&M also received, for services other than those of Mr. Marsal, compensation of $815,000, $738,000, and $257,000 for each of 1996, 1997, and 1998, respectively.

     (2) Accrued vacation pay and deferred compensation paid at time of termination of employment.


Employment and Severance Agreements

     Mr. Williams entered into an employment agreement with the Sock Group effective as of March 7, 1997, pursuant to which he serves as President and Chief Executive Officer of the Sock Group. Such employment agreement provides for Mr. Williams to receive an annual base salary of $400,000. Mr. Williams is also entitled to annual incentive bonuses under the Sock Group's executive management incentive plan, with no guaranteed minimum bonus amount. The employment agreement continues until terminated (a) by the Sock Group with or without cause or (b) by Mr. Williams with cause or upon 90 days notice. In the event that Mr. Williams' employment is terminated without cause by the Sock Group or with cause by Mr. Williams, Mr. Williams will be entitled to severance pay in an amount equal to two times the sum of $400,000 plus his average annual bonus calculated from prior years, up to a maximum severance of $1,200,000.

     Each of Mr. Sheely, Ms. Wilson, Mr. Riesbeck and Mr. Kaufman (each an "Employee") have entered into severance agreements. Each Employee is entitled to severance pay equal to his or her current base salary for a period of one year (excluding bonus compensation) upon the occurrence of the termination of his or her employment without cause. These severance payments cease upon the Employee becoming a full-time employee or full-time consultant (including self-employment) of another entity. Each of the severance agreements described in this paragraph terminates one year from the date of the consummation of the Plan.

     Mr. Molinari's employment with the Company terminated as of December 31, 1998. Mr. Molinari will receive severance payments equal to his base salary for a period of up to one year. In addition, the Company exercised its call rights and purchased the shares of Holdings Common Stock owned by Mr. Molinari at the initial purchase price paid by Mr. Molinari in May 1998.

Bonus Plans

     Executive officers along with certain other employees (the "Participants") of each of the Shirt Group and the Sock Group participate in incentive compensation plans pursuant to which the Participants are eligible to receive bonus compensation based upon annual minimum EBITDA (as defined) targets and upon the weighing of certain other performance criteria by Bryan P. Marsal and the Compensation Committee of the Board of Directors. Yearly bonus awards under the incentive plans are limited to 100% of the respective Participant's annual salary.

Management Equity Participation

     In connection with the Recapitalization, Holdings (i) permitted the Management Investors to subscribe in the aggregate for up to 5.1% of the outstanding Holdings Common Stock (the "Purchased Stock") and (ii) adopted a stock option plan (the "Option Plan") providing for options to purchase shares of Holdings Common Stock ("Options") to be granted to the Management Investors at the consummation of the Recapitalization and to certain other employees of Holdings and its subsidiaries from time to time thereafter, in each case in order to provide additional compensation and financial incentives to Management Investors and such other employees. The Option Plan may be amended, suspended or terminated by the Holdings' Board of Directors at any time.

     Purchased Stock. On May 18, 1998 (the "the Recapitalization closing date"), the Management Investors became holders of an aggregate of $1.8 million of Purchased Stock, representing 5.1% of the outstanding Holdings Common Stock on the Recapitalization closing date. All Purchased Stock is subject to certain forfeiture provisions referred to in the paragraph entitled "Puts and Calls" below.

     Stock Options. On the Recapitalization closing date, Holdings agreed to grant nonqualified Options to purchase 5% of Holdings Common Stock (on a fully diluted basis). Such Options will (i) vest and become exercisable in equal installments in each of the five years following the grant date, (ii) expire ten years from the grant date, or earlier in certain instances of termination of employment and upon certain change of control events, and (iii) have an exercise price equal to $98.01 (the per share price at which Vestar, A&M, the
Co-Investors and the Management Investors acquired shares of Holdings Common Stock in the Recapitalization). From time to time following the
Recapitalization, the Board of Directors of Holdings, or a compensation committee thereof, may grant these or additional Options under the Option Plan to various employees of Holdings, the Company and their subsidiaries on terms, including vesting schedule, term and exercise price, determined by the Board of Directors or such committee in accordance with the Option Plan.

     Puts And Calls. Purchased Stock, Options and Holdings Common Stock purchased upon the exercise of Options will be subject to certain put and call provisions relating to the death, disability, retirement and termination of employment of the holder. Put and call prices will vary depending on the number of years since grant or purchase, the reason the put or call became exercisable, and the fair market value and initial purchase price of Holdings Common Stock subject to the put or call. Under certain circumstances, Holdings is permitted
(i) to defer exercise of the put or call to the extent prohibited by financing agreements or other instruments, and (ii) to pay the purchase price under the put or call in prime-rate junior subordinated notes with maturities up to five years.

Compensation of Directors

     Directors of the Company who are neither employees of the Company nor affiliated with Vestar receive annual compensation of $20,000 payable quarterly for services in such capacity. Other directors do not receive any compensation for services in such capacity.

Compensation Committee Interlocks and Insider Participation

     Directors Alpert and Levy, each of whom is affiliated with Vestar, are the members of the Compensation Committee which reviews the future compensation and benefits of the Company's executive officers and key employees.

     Since the Recapitalization, each of these individuals has had an interest in transactions or business relationships involving the Company. See the information contained in Item 13, "Certain Relationships and Related Transactions", which is incorporated herein by reference.

Report on Executive Compensation

     The compensation of the Company's executive officers for 1998, including the compensation reported above for the Chief Executive Officer and the four other most highly compensated executive officers of Holdings, CAG and the Company, had been established during the bankruptcy proceedings prior to the Reorganization and prior to the tenure of the current Board of Directors, which was elected in connection with the Reorganization.

     In December 1998, the Board of Directors established a Compensation Committee to review the future compensation and benefits of the Company's executive officers and key employees.

Item  12.  Security   Ownership  of  Certain   Beneficial  Owners  and
Management

  All of the issued and outstanding shares of common stock of the Company are held by CAG, which is a wholly-owned subsidiary of Holdings. The following table sets forth, as of February 28, 1999, certain information regarding the beneficial ownership of the voting securities of Holdings by each person who beneficially owns more than 5% of any class of Holdings voting securities and by the directors and certain executive officers of Holdings, individually, and by the directors and executive officers of Holdings as a group. Except as indicated below, the address for each of the persons listed below is c/o Cluett American Corp., 48 W 38th Street, New York, NY 10018.


                                                 HOLDINGS COMMON STOCK
                                               -------------------------
                                               SHARES BENEFICIALLY OWNED
                                               -------------------------
                                                NUMBER OF    PERCENT OF
                                                  SHARES       COMMON
5% STOCKHOLDERS:
  Vestar Capital Partners  III, L.P. .........    217,285      60.8%(1)
    245 Park Avenue
    New York, New York 10017
  A&M ........................................     49,995      14.0%(1)
    599 Lexington Avenue
    Suite 2700
    New York, New York 10022
  Societe Anonyme D'Etudes et de Participation
Industrielles
    et Commerciales ..........................     24,699       6.9%(1)
    114 rue de Turenne
    75003 Paris
  Cerebus Partners, L.P ......................     20,622       5.8%(1)
    450 Park Avenue
    New York, New York 10022
OFFICERS AND DIRECTORS:
  Bryan P. Marsal(2) .........................     49,995      14.0%
  James A. Williams ..........................      4,388       1.2%
  Norman W. Alpert(3) ........................    217,285      60.8%
  Sander M. Levy(3) ..........................    217,285      60.8%
  Daniel S. O'Connell(3) .....................    217,285      60.8%
  Steven M. Silver(3) ........................    217,285      60.8%
  Robert J. Riesbeck .........................      2,041      (4)
  Kathy D. Wilson ............................      2,041      (4)
  William S. Sheely ..........................      1,633      (4)
  Steven J. Kaufman ..........................        816      (4)
  Philip L. Molinari .........................         --      --
  All executive officers and directors as a
  group (11 persons)(2)(3)  ..................    278,199      78.0%


     (1) For a discussion of certain voting arrangements among these holders see
Item 13. "Certain Relationship and Related Transactions--Stock Ownership and Stockholder's Agreement". Each of Vestar, A&M, Societe Anonyme D'Etudes et de Participation Industrielles et Commerciales ("SAEPIC") and Cerebus Partners, L.P. disclaims the existence of a group and disclaims beneficial ownership of Holdings Common Stock not owned of record by them.

     (2) Includes shares owned by A&M. Mr. Marsal disclaims the existence of a group and disclaims beneficial ownership of the Holdings Common Stock not held by him.

     (3) Includes shares owned by Vestar. Each of Mr. Alpert, Mr. O'Connell, Mr. Levy, and Mr. Silver disclaims the existence of a group and disclaims beneficial ownership of the Holdings Common Stock not held by him.

     (4) Less than 1%.


 Item 13.  Certain Relationships and Related Transactions


Issuance Of Shares Pursuant To Recapitalization

   In connection with the Plan and pursuant to the Subscription Agreement, the Equity Investors made the Equity Investment in Holdings. Approximately $52.7 million of the Equity Investment was provided by Vestar in the form of a $21.3 million common equity investment in Holdings Common Stock and a $31.4 million investment in Holdings Class C Junior Preferred Stock. Approximately $8.6 million of the Equity Investment was provided by the Co-Investors in the form of a $3.5 million investment in Holdings Common Stock and a $5.1 million investment in Holdings Class C Preferred Stock. A&M and the Management Investors provided the remaining Equity Investment in the form of a $4.9 million and $1.8 million investment in Holdings Common Stock, respectively. Each of these issuances of securities were made in reliance on Section 4(2) of the Securities Act of 1993, as amended (the "Securities Act"). The balance of the Holdings Common Stock is held by former stockholders of Holdings.

Stock Ownership And Stockholders' Agreement

   In the Recapitalization: (i) Vestar acquired 60.8% of the outstanding Holdings Common Stock, (ii) A&M acquired 14% of the outstanding Holdings Common Stock, (iii) the Management Investors acquired in the aggregate 5.1% of the outstanding Holdings Common Stock, and (iv) the Co-Investors acquired 10% of the outstanding Holdings Common Stock. Following the Recapitalization, the former stockholders of Holdings (the "Original Equity Holders") retained in the aggregate 10.1% of the outstanding Holdings Common Stock. There can be no assurance as to how long any of Vestar, A&M, the Management Investors, the Co-Investors or the Original Equity Holders will hold their shares of Holdings Common Stock, although certain transfers by them may be restricted as described below.

   Vestar, A&M, the Co-Investors and the Management Investors (including any employees of Holdings and its subsidiaries who purchase Holdings Common Stock from, or are granted options by, Holdings following the Recapitalization) (the foregoing parties, collectively, the "Initial Investors") and SAEPIC have, and certain other Original Equity Holders have (SAEPIC and such other Original Equity Holders, the "Participating Original Equity Holders"; together with the Initial Investors, the "Participating Stockholders"), entered into a Stockholders' Agreement (the "Stockholders' Agreement") which provides for, among other things, the matters described below.

   Transfers Of Holdings Common Stock And Holdings Preferred Stock. Subject to certain limitations, transfers of Holdings securities by A&M, the Management Investors, the Co-Investors and the Participating Original Equity Holders will be restricted unless the transferee agrees to become a party to, and be bound by, the Stockholders' Agreement. In addition, subject to certain limitations, A&M, the Management Investors, the Co-Investors and the Participating Original Equity Holders will agree that, unless a public offering of Holdings securities(a "Holdings Public Offering") has occurred, they will not transfer any Holdings securities for a period of five years other than as described below. Under certain circumstances, the transfer of Holdings securities by Participating Stockholders to their respective affiliates will be permitted.

   Election Of Directors. Subject to certain requirements and exceptions, each Participating Stockholder will vote all of the Holdings Common Stock owned or held of record by such Participating Stockholder so as to elect to the Board of Directors of Holdings and each of its subsidiaries: (i) four designees of Vestar, (ii) three additional designees of Vestar who are not affiliates of any Participating Stockholder or employees of Holdings or any of its affiliates and
(iii) three designees of A&M and the Management Investors. The number of designees to which Vestar and A&M and the Management Investors are entitled decrease according to a formula based on the number of shares owned as compared to the number acquired in the Recapitalization. Mr. Marsal shall be Chairman of the Board of Directors and a designee of A&M and the Management Investors so long as he remains Chief Executive Officer of Holdings. See Item 10. "Directors and Executive Officers of the Registrant" for a discussion of the present officers and directors and their relationship to Vestar and A&M.

   Other Voting Matters. So long as Vestar and its affiliates continue to own at least one-half of the shares of Holdings Common Stock acquired by them in the Recapitalization, each Participating Stockholder (excluding the Original Equity Holders) will vote all of its Holdings Common Stock in favor of adopting and approving any action adopted and approved by the Holdings Board of Directors.

   Tag-Along Rights. So long as no Holdings Public Offering shall have occurred and Vestar and its affiliates continue to own at least one-third of the shares of Holdings Common Stock acquired by them in the Recapitalization, subject to certain exceptions, with respect to any proposed transfer of Holdings Common Stock or Holdings Class C Junior Preferred Stock by Vestar, other than transfers to affiliates, each other Participating Stockholder will have the right to require that the proposed transferee purchase a corresponding percentage of any shares of Holdings Common Stock or Holdings Class C Junior Preferred Stock, as the case may be, owned by such Participating Stockholder at the same price and upon the same terms and conditions.

   Drag-Along Rights. So long as no Holdings Public Offering shall have occurred and Vestar and its affiliates continue to own at least one-third of the shares of Holdings Common Stock acquired by them in the Recapitalization, subject to certain limitations, each Participating Stockholder will be obligated, in connection with an offer by a third party to Vestar to purchase (pursuant to a sale of stock, a merger or otherwise) all of the outstanding shares of Holdings Common Stock or Holdings Class C Junior Preferred Stock held by the Participating Stockholders (other than shares not purchased in order to reserve availability of recapitalization accounting treatment), to transfer all of its shares of Holdings Common Stock or Holdings Class C Junior Preferred Stock to such third party on the terms of the offer accepted by Vestar.

   Participation Rights. So long as no Holdings Public Offering shall have occurred and Vestar and its affiliates continue to own at least one-third of the shares of Holdings Common Stock acquired by them in the Recapitalization, under certain circumstances, if Holdings or its subsidiaries propose to issue any common stock to an Initial Investor or Participating Original Equity Holder or to an affiliate thereof, each other Initial Investor or Participating Original Equity Holder shall have the opportunity to purchase such Holdings Common Stock on a pro rata basis.

   Right Of First Refusal. After five years and prior to a Holdings Public Offering, if A&M, a Management Investor, the Co-Investors or a Participating Original Equity Holder or any of their transferees receives an offer to purchase any Holdings securities held by it, other than from its affiliate, and such Participating Stockholder or transferee wishes to accept such offer, then such Participating Stockholder or transferee shall be required to offer such securities first to Holdings (or its designee) on the same terms and conditions (provided that Holdings may pay cash consideration equivalent to any non-cash consideration offered) before accepting such third-party offer.

   Registration Rights. Subject to certain limitations, upon a written request by Vestar, its affiliates or its transferees, Holdings will use its best efforts to effect the registration of all or part of the Holdings Common Stock owned by Vestar or such affiliate or transferee, provided that (i) Holdings will not be required to effect more than one registration within any 360-day period and (ii) no more than six such registrations may be requested, unless the requesting party agrees to pay all costs and expenses thereof.

   Incidental Registration. Under certain circumstances, if Holdings proposes to register shares of Holdings Common Stock, it will, upon the written request of any Participating Stockholder, use all reasonable efforts to effect the registration of such Participating Stockholder's common stock.

   Termination. The Stockholders' Agreement will terminate (i) in full on the earliest of (A) the Initial Investors and their affiliates owning less than 5%of the outstanding Holdings Common Stock (on a fully diluted basis) or (B) the Participating Stockholders, including their affiliates and transferees, owning less than 50% of the outstanding Holdings Common Stock (on a fully diluted basis) and (C) ten years after the Recapitalization and (ii) as to any Holdings securities, on the date such securities are sold in a public offering or pursuant to Rule 144.

Other Relationships

   Management Advisory Agreement. Holdings will pay a $500,000 annual management fee to Vestar in consideration for certain advisory and consulting services provided by Vestar (excluding investment banking or other financial advisory services and full- or part-time employment by Holdings or any of its subsidiaries of any employee or partner of any of Vestar and its affiliates, in each case for which Vestar and its affiliates shall be entitled to receive additional compensation). Holdings has agreed to reimburse Vestar for expenses incurred in connection with, and to indemnify Vestar and its affiliates for any liabilities arising from, such advisory and consulting services. Upon consummation of the Offerings, Vestar received a one-time transaction fee of $3.25 million. In management's opinion, their fees reflect the benefits received by Holdings and the Company.

   Management Loans. At the closing of the Recapitalization, Holdings loaned $1.35 million to A&M, and $0.9 million to the Management Investors, in order to provide A&M and such Management Investors with funds to be applied to a portion of the purchase price of the Holdings Common Stock to be issued to A&M and such Management Investors in connection with the Recapitalization. Such loans (i) are secured by pledges of the Holdings common stock purchased by the respective borrowers, (ii) have a term of seven years, (iii) bear interest at an annual rate of 5.69%, and (iv) are subject to mandatory prepayment (a) with the net proceeds of any sales of Holdings Common Stock and (b) in full in certain other events including, in the case of the Management Investors, if the employment by Holdings and its subsidiaries of such Management Investor terminates other than as a result of death, disability or retirement. The terms of these loans may be more favorable to Management Investors than terms obtainable from an unrelated third-party.

Item 14.  Exhibits,  Financial  Statement  Schedules,  and  Reports on
Form 8-K.

(a)    (1) Financial Statements

           Included in Part II, Item 8

           Consolidated Balance Sheets as of December 31,
           1998 and December 31, 1997

           Consolidated Statements of Income for the years ended
           December 31, 1998, December 31, 1997 and December 31, 1996

           Consolidated Statements of Cash Flow for the years ended December 31, 1998, December 31, 1997 and December 31, 1996

           Notes to Consolidated Financial Statements

       (2) Financial Statement Schedules

           Schedule II - Valuation and Qualifying
           Accounts

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are in applicable and therefore have been omitted.

       (3) List of Exhibits




 EXHIBIT
   NO.                                             DESCRIPTION OF EXHIBIT
--------------------------------------------------------------------------------

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

   10.2 First Amendment to the Credit Agreement and Assignment dated May 27, 1998 by an among Cluett American Corp., Cluett American Investment Corp., Cluett American Group, Inc. and certain subsidiaries, the Existing Lenders, New Lenders, and agents (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-4 (Reg. No. 333-58059) filed on June 30, 1998).

   *10.2.1 Second  Amendment to the Credit  Agreement  and  Assignment  dated as
     December 18, 1998 by an among Cluett American Corp., Cluett American Investment Corp., Cluett American Group, Inc. and certain subsidiaries, the Existing Lenders, New Lenders, and agents (filed herewith as Exhibit 10.2.1).

   *10.2.2 Third Amendment to the Credit Agreement and Assignment dated as of March 19, 1999 by an among Cluett American Corp., Cluett American Investment Corp., Cluett American Group, Inc. and certain subsidiaries, the Existing Lenders, New Lenders, and agents (filed herewith as Exhibit 10.2.2).

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

   +10.7  Employment  Agreement  dated  March 7,  1997 by and  between
     Great American Knitting Mills, Inc. and James A. Williams (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-4/A (Reg. No. 333-58059) filed on September 3, 1998).

   +10.8  Severance  Agreement  dated  as of  August  8,  1997  by and between Cluett, Peabody & Co., Inc. and Phil Molinari (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-4/A (Reg. No. 333-58059) filed on September 3, 1998).

   +10.9  Severance  Agreement  dated as of May 5, 1997 by and between
     Great   American   Knitting   Mills,   Inc.  and  William  Sheely
     (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-4/A (Reg. No. 333-58059) filed on September 3, 1998).

   +10.10  Severance  Agreement dated as of May 5, 1997 by and between
     Great   American   Knitting   Mills,   Inc.   and  Kathy   Wilson
     (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-4/A (Reg. No. 333-58059) filed on September 3, 1998).

   +10.11   Advisory   Agreement  dated  May  18,  1998  among  Cluett
     American Investment Corp., Cluett American Corp. and Vestar Capital Partners (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-4/A (Reg. No. 333-58059) filed on September 3, 1998).

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

   +10.14  Severance  Agreement  dated  as of  August  8,  1997 by and between Cluett, Peabody & Co., Inc. and Robert Riesbeck (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-4/A (Reg. No. 333-58059) filed on October 15, 1998).

   +10.15  Severance  Agreement  dated as of January  16,  1996 by and between Bidermann Industries Corp. and Steven J. Kaufman (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-4/A (Reg. No. 333-58059) filed on October 15, 1998).

   21List of Subsidiaries (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-4 (Reg.
     No. 333-58059) filed on June 30, 1998).

   24Powers of Attorney (included on pages II-5--II-11) (incorporated by reference to Exhibit 24 to the Company's Registration Statement on Form S-4 (Reg. No. 333-58059) filed on June 30, 1998).

   *27 Financial Data Schedule (filed herewith as Exhibit 27)

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

   + This is a management contract or compensatory plan or arrangement

   *  Filed herewith

(b) No report was filed on Form 8-K during the quarter covered by this report.

(c)Exhibits: See (a)(3) above for a listing of the exhibits included as part of this report.

(d)Financial Statement Schedules: See (a)(1) and (a)(2) above for a listing of the financial statements and schedules submitted as part of this report.

                              Signatures

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        CLUETT AMERICAN CORP.
                        (Registrant)

         By: /s/ Bryan P. Marsal
         -------------------------------
         Name:  Bryan P. Marsal
         Title: PRESIDENT AND CHIEF EXECUTIVE OFFICER

         Date:  March 29, 1999
         -------------------------------



  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


              /s/ Bryan P. Marsal
         ---------------------------------
         Name:  Bryan P. Marsal
         Title: Director, President and Chief Executive Officer

         Date:  March 29, 1999
         ----------------------------------



              /s/ W. Todd Walter
         -----------------------------------
         Name:    W. Todd Walter
         Title:   Vice  President and Chief  Financial and  Accounting
                  Officer

         Date:    March 29, 1999
         -----------------------------------



              /s/ James A. Williams
         -----------------------------------
         Name:    James A. Williams
         Title:   Director

         Date:    March 25, 1999
         -----------------------------------




              /s/ Norman W. Alpert
         -----------------------------------
         Name:    Norman W. Alpert
         Title:   Director

         Date:    March 29, 1999
         -----------------------------------



              /s/ Steven M. Silver
         -----------------------------------
         Name:    Steven M. Silver
         Title:   Director

         Date:    March 29, 1999
         -----------------------------------



              /s/ Sander M. Levy
         -----------------------------------
         Name:    Sander M. Levy
         Title:   Director

         Date:    March 29, 1999
         -----------------------------------



              /s/ Daniel S. O'Connell
         -----------------------------------
         Name:    Daniel S. O'Connell
         Title:   Director

         Date:    March 29, 1999
         -----------------------------------




         -----------------------------------
         Name:    Neil Defeo
         Title:   Director

         Date:
         -----------------------------------

                            EXHIBIT INDEX

 10.2.1 Second Amendment to the Credit Agreement and Assignment dated as December 18, 1998

 10.2.2 Third Amendment to the Credit Agreement and Assignment dated as of March 19, 1999

   27   Financial Data Schedule

Item 14 (d).  Financial Statement Schedules



                             SCHEDULE II

                        CLUETT AMERICAN CORP.

                  VALUATION AND QUALIFYING ACCOUNTS

                            (IN THOUSANDS)

COLUMN A                            COLUMN B       COLUMN C          COLUMN D     COLUMN E
--------                            --------  --------------------   --------     --------
                                                   ADDITIONS
                                              --------------------
                                              CHARGED TO   CHARGED                BALANCE
                                     BEGINNING COSTS AND  TO OTHER                 AT END
DESCRIPTION                           BALANCE  EXPENSES   ACCOUNTS  DEDUCTIONS    OF YEAR
-----------                           -------  --------   --------  ----------    -------
YEAR ENDED DECEMBER 31, 1996:
    Deduction from asset account:
    Allowance for Doubtful Accounts   $ 3,778   $   591         --   $ 1,077(1)   $ 3,292
    Customer Allowances                11,858     9,388         --     9,124(1)    12,122
        Total                          15,636     9,979         --    10,201(1)    15,414

YEAR ENDED DECEMBER 31, 1997:
    Deduction from asset account:
    Allowance for Doubtful Accounts     3,292      (717)        --       773(1)     1,802
    Customer Allowances                12,122     6,877         --    10,828(1)     8,171
        Total                          15,414     6,160         --    11,601(1)     9,973

PERIOD ENDED DECEMBER 31, 1998 :
Deduction from asset account:
    Allowance for Doubtful Accounts     1,802       382         --       616(1)     1,568
    Customer Allowances                 8,171    12,474         --    13,751(1)     6,894
        Total                         $ 9,973   $11,493         --   $12,874(1)   $ 8,462




(1)  Charged to costs and expenses