Form 10-Q
period 1999-04-03
CLUETT AMERICAN CORP
filed 1999-05-17
CIK 1064435

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended April 3, 1999

                                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition  period from______________________ to _______________________
(Amended by Exch Act Rel  No. 312905. Eff 4/26/93.)
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No


No stock is held by any non-affiliates of the registrant as of April 3, 1999

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

                                                                           Page
Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of April 3, 1999 and
 December 31, 1998                                                         F-1

Condensed Consolidated Statements of Operations for the thirteen weeks
 ended April 3, 1999 and March 28, 1998                                    F-2

Condensed Consolidated Statements of Cash Flows for the thirteen weeks
 ended April 3, 1999 and March 28, 1998                                    F-3

Notes to Condensed Consolidated Financial Statements - April 3, 1999       F-4


Item 2.  Management's Discussion and Analysis of Financial Condition and
 Results of Operations.                                                      1


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.         5




                  PART II - OTHER INFORMATION



Item 1.   Legal Proceedings                                                  6

Item 4.   Submission of Matters to a Vote of Security Holders                6

Item 6.   Exhibits and Reports on Form 8-K                                   6


SIGNATURES                                                                   9



                                     Cluett American Corp. and Subsidiaries
                                       Condensed Consolidated Balance Sheets
                                   (Dollars In Thousands, except per share data)


                                                                                 April 3,     December 31,
                                                                                   1999           1998
                                                                               -----------------------------
                                                                               (Unaudited)    (Note 1)
                                   Assets
Current assets:
   Cash and cash equivalents..........................................        $       481     $  2,868
   Accounts receivable, net...........................................             47,034       46,786
   Inventories .......................................................             84,110       74,599
   Prepaid expenses and other current assets..........................              3,426        3,972
                                                                              ----------------------------
Total current assets..................................................            135,051      128,225
Property, plant and equipment, net....................................             48,303       48,124
Pension assets........................................................             31,883       31,383
Deferred financing fees...............................................             11,247       11,198
Other noncurrent assets...............................................              1,822        1,845
                                                                              ============================
Total assets..........................................................           $228,306     $220,775
                                                                              ============================

                  Liabilities and stockholder's deficit Current liabilities:
   Accounts payable and accrued expenses..............................           $ 37,292    $  42,439
   Short-term debt and current portion of long-term debt..............             15,466       10,248
   Income taxes payable...............................................              1,537        1,475
                                                                              ----------------------------
Total current liabilities.............................................             54,295       54,162

Due to parent.........................................................             28,291       27,974
Long-term debt and capital lease obligations..........................            244,536      235,681
Dividends payable.....................................................              2,303          605
Other non-current liabilities.........................................                140          111
Senior exchangeable preferred stock, cumulative, $.01 par value:
   authorized 4,950,000, issued and outstanding 530,730 shares
   (liquidation preference of $53,035)................................             51,288       51,288
Stockholder's deficit:
   Common stock, $1 par value: authorized, issued and outstanding 1,000
      shares..........................................................                  1            1
   Additional paid-in capital.........................................            115,218      116,919
   Accumulated deficit................................................           (267,097)    (264,933)
   Other comprehensive income (loss)..................................               (669)      (1,033)
                                                                              ----------------------------
Total stockholder's deficit...........................................           (152,547)    (149,046)
                                                                              ============================
Total liabilities and stockholder's deficit...........................          $ 228,306    $ 220,775
                                                                              ============================

                                             See accompanying notes.

                                                     F-1



                                   Cluett American Corp. and Subsidiaries
                            Condensed Consolidated Statements of Operations (Unaudited)
                                              (Dollars In Thousands)



                                                                                    Thirteen weeks ended
                                                                                  April 3,      March 28,
                                                                                    1999           1998
                                                                               ------------------------------


Net sales.................................................................         $81,099        $92,355
Cost of goods sold........................................................          57,387         63,906
                                                                               -------------------------------
Gross profit..............................................................          23,712         28,449

Selling, general and administrative expenses..............................          19,297         19,530
Facility closing and reengineering costs..................................               -            940
                                                                               -------------------------------
Operating income..........................................................           4,415          7,979
Interest expense, net.....................................................           6,287          3,811
Other expense, net........................................................              15             10
                                                                               -------------------------------
(Loss) income before reorganization costs and income taxes................          (1,887)         4,158
Bankruptcy reorganization costs...........................................               -          1,535
                                                                               -------------------------------
(Loss) income before provision for income taxes...........................          (1,887)         2,623
Provision for income taxes................................................             278            282
                                                                               ===============================
Net (loss) income ........................................................         $(2,165)        $2,341
                                                                               ===============================


                                                       See accompanying notes.




                                        Cluett American Corp. and Subsidiaries
                            Condensed Consolidated Statements of Cash Flows (Unaudited)
                                              (Dollars in Thousands)


                                                                                Thirteen weeks ended
                                                                               April 3,      March 28,
                                                                                 1999           1998
                                                                            ------------------------------
Operating activities
Net (loss) income .................................................             $(2,165)       $2,341
Adjustment to reconcile net (loss) income to net cash and cash equivalents used in operating activities:
   Depreciation and amortization...................................               2,827         2,106
   Loss on disposal................................................                  12           718

Changes in operating assets and liabilities:
   Accounts receivable.............................................                 (66)       (4,269)
   Inventories.....................................................              (9,054)          586
   Prepaid expenses and other current assets.......................                 574         1,156
   Pension and other noncurrent assets.............................                (891)         (495)
   Accounts payable and accrued expenses...........................              (5,391)       (3,401)
   Income taxes payable............................................                  62          (451)
   Other liabilities...............................................                 439          (427)
   Effect of changes in foreign currency...........................                 (59)            -
                                                                            ----------------------------
Net cash and cash equivalents used in operating activities.........             (13,712)       (2,136)

Investing activities
Purchase of fixed assets...........................................              (2,555)       (2,649)
Proceeds on disposal of fixed assets...............................                   1           465
                                                                            ----------------------------
Net cash and cash equivalents used in investing activities.........              (2,554)       (2,184)

Financing activities
Principal payments on long term debt (Note 4)......................                (650)         (288)
Net borrowings under line-of-credit agreement (Note 4).............              14,524         4,799
Principal payments on capital leases...............................                  (4)            -
                                                                            ----------------------------
Net cash and cash equivalents provided by financing activities.....              13,870         4,511

Effect of foreign currency translation.............................                   9             -
                                                                            ----------------------------
Net change in cash and cash equivalents............................              (2,387)          191
Cash and cash equivalents at beginning of period...................               2,868        10,019
                                                                            ============================
Cash and cash equivalents at end of period.........................         $       481       $10,210

                                                                            ============================


                                              See accompanying notes.

                                                       F-3

                         Cluett American Corp. and Subsidiaries
               Notes to Condensed Consolidated Financial Statements (Unaudited)


1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Cluett American Corp. and Subsidiaries, (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen-week period ended April 3, 1999 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 1999.

The Balance Sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the annual consolidated financial statements and footnotes of the Company, included in the Annual Report on Form 10-K, for the year ended December 31, 1998, filed with the Securities and Exchange Commission on March 29, 1999.

The consolidated  financial  statements include all subsidiary  companies of the
Company.   Significant   intercompany   transactions  have  been  eliminated  in
consolidation.

The Company uses a 5-4-4 week fiscal quarter whereby the fiscal quarter ends on the Saturday nearest the end of the calendar quarter, which accordingly was April 3, 1999 and March 28, 1998, respectively.

Certain amounts in the prior year financial statements and footnotes have been reclassified to conform to the current year presentation.

2. Inventories

         Inventories consist of the following:

                                                                  April 3,           December 31,
                                                                    1999                 1998
                                                             ------------------ -----------------
                                                                   (Dollars In Thousands)
Finished goods                                                     $67,671            $60,134
Work in process                                                      5,344              4,189
Raw materials and supplies                                          11,095             10,276
                                                             ================== =================
                                                                   $84,110            $74,599
                                                             ================== =================

                    Cluett American Corp. and Subsidiaries
    Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)


3. Comprehensive Income

Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income" establishes new rules for reporting comprehensive income and its components. SFAS 130 is effective for fiscal year beginning after December 15, 1997, and was adopted by the Company for the fiscal year beginning January 1, 1998. There was no impact on net income or shareholders' equity from the adoption of the statement.

For the periods ending April 3, 1999 and March 28, 1998, accumulated other comprehensive income as shown in the consolidated balance sheets was comprised of foreign currency translation adjustments, which prior to the adoption was reported separately in shareholders' equity. The components of comprehensive income (loss), for these periods were as follows:


                                                                       Thirteen
                                                                     Weeks Ended
                                                            April 3, 1999   March 28,1998
                                                           --------------- ---------------
                                                               (Dollars In Thousands)
Net income (loss)                                               $(2,165)       $2,341
Foreign currency translation adjustment                             364         (718)
                                                           =============== ===============
Comprehensive income (loss)                                     $(1,801)       $1,623
                                                           =============== ===============


                    Cluett American Corp. and Subsidiaries
   Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)


4. Segment Data

The Company identifies its reportable segments based on the segment's product offerings. For the quarter ended April 3, 1999, the Company conducted its business through two principal segments: the Sock Group and the Shirt Group. During the fiscal year ended December 31, 1998, management decided to exit the Burberrys and the Yves Saint Laurent ("YSL") businesses. Consequently, the Company has entered into agreements to terminate the Burberrys and YSL license agreements and will no longer distribute products under these brands after June 30, 1999. Because of the termination of these license agreements, the financial results of these brands have been restated and reported under the All Other segment. For financial reporting purposes, the dress shirt business under the Kenneth Cole trademark (previously reported under the Designer Group) was consolidated into the Shirt Group financial results and the sock business under the Kenneth Cole trademark was consolidated into the Sock Group financial results. The Kenneth Cole business began operations during the second quarter of 1998, therefore, there were no adjustments to prior year's first quarter segment results for this brand. During the second quarter, the Company plans to restate both the Sock Group and Shirt Group prior year's financial results for the addition of the Kenneth Cole brand.


                                                                    April 3, 1999            March 28, 1998
                                                                    -------------            --------------
                                                                             (Dollars In Thousands)
Net Sales
                                           Sock                           $34,138                  $36, 193
                                           Shirt                           45,017                    49,536
                                           All Other                        3,702                     8,659
                                           Intersegment                   (1,758)                   (2,033)
                                                                          -------                   -------
                                                                           81,099                    92,355
                                                                           ======                    ======
Operating   Income   excluding   facility
closing and reengineering costs
                                           Sock                             4,522                     4,906
                                           Shirt                              285                     4,503
                                           All Other                        (392)                     (490)
                                                                            -----                     -----
                                                                            4,415                     8,919
                                                                            =====                     =====
Depreciation and Amortization
                                           Sock                             1,510                     1,335
                                           Shirt                              922                       761
                                           All Other                           --                        --
                                                                               --                        --
                                                                            2,432                     2,096
                                                                            =====                     =====

Identifiable Assets
                                           Sock                            78,614                    74,561
                                           Shirt                          101,886                   101,313
                                           All Other                        4,864                    16,113
                                                                            -----                    ------
                                                                         $185,364                  $191,987
                                                                         ========                  ========


                    Cluett American Corp. and Subsidiaries
    Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)


4. Segment Data (Continued)

Reconciliation of Reportable Segments Net Sales, Operating Income and Identifiable Assets


                                                                  April 3, 1999             March 28, 1998
                                                                  -------------             --------------
                                                                           (Dollars In Thousands)
   Net Sales
       Total net sales for reportable  segments                        $ 79,155                  $ 85,729
       Other net sales                                                    3,702                     8,659
       Elimination of intersegment net sales                             (1,758)                   (2,033)
                                                                        -------                   -------
             Total consolidated net sales                                81,099                    92,355
                                                                         ======                    ======


   Operating Profit (Loss)
       Total operating profit or loss
          for reportable segments                                         4,807                     9,409
       Other operating profit or loss                                       --                       (531)
       Unallocated amounts:
          Corporate income (expense)                                       (392)                       41
          Facility closing and reengineering costs                          --                       (940)
                                                                          -----                     -----

             Total operating profit (loss)                                4,415                     7,979
                                                                          =====                     =====

   Depreciation and Amortization
      Total D&A for reportable segments                                   2,432                     2,096
      Adjustments                                                           395                        10
                                                                           ----                        --
                                                                          2,827                     2,106
                                                                          =====                     =====

   Assets
       Total assets for reportable segments                             180,500                   175,874
       All other assets                                                   4,864                    16,113
       Unallocated amounts:
          Deferred finance costs                                         11,247                        --
          Pension assets                                                 31,883                    30,726
          Other unallocated amounts                                        (188)                      595
                                                                          -----                     -----

             Consolidated total                                        $228,306                  $223,308
                                                                       ========                  ========



                    Cluett American Corp. and Subsidiaries
   Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)


5. Guarantor Subsidiaries

The Company's payment obligations under the Senior Credit Facility and the Senior Subordinated Notes (the "Notes") are fully and unconditionally guaranteed on a joint and several basis by its principal domestic subsidiaries: Cluett Peabody & Co., Inc., Great American Knitting Mills, Inc., Cluett Designer Group Inc., Consumer Direct Corporation and Arrow Factory Stores Inc. (collectively the "Guarantor Subsidiaries"). Each of the Guarantor Subsidiaries is a direct or indirect wholly-owned subsidiary of the Company. The Company's payment obligations under the Senior Credit Facility and the Notes are not guaranteed by the foreign operating subsidiaries Cluett, Peabody Canada Inc. and Arrow de Mexico S.A. de C.V. (collectively the "Non-Guarantor Subsidiaries"). The obligation of each Guarantor Subsidiary under its Guarantee of the Notes is subordinated to such subsidiary's obligation under its guarantee of the Senior Credit Facility.

Presented below is condensed consolidating financial information for the Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries. In the Company's opinion, separate financial statements and other disclosures concerning each of the Guarantor Subsidiaries would not provide additional information that is material to investors. Therefore, the Guarantor Subsidiaries are consolidated in the presentation below. Investments in subsidiaries are accounted for by the Company using the equity method of accounting. Earnings (losses) of subsidiaries are, therefore, reflected in the Parent Company's investments in and advances to/from subsidiaries account and earnings (losses). The elimination entries eliminate investments in subsidiaries, the related stockholder's deficit and other intercompany balances and transactions.

                    Cluett American Corp. and Subsidiaries
   Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)


5. Guarantor Subsidiaries (Continued)

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                  APRIL 3, 1999

                                                                  (DOLLARS IN THOUSANDS)
                                        PARENT         GUARANTOR       NON-GUARANTOR
                                         COMPANY     SUBSIDIARIES       SUBSIDIARIES       ELIMINATIONS       CONSOLIDATED
Assets
Current assets:
   Cash and cash equivalents......       $      --      $       315      $     166          $      --         $      481
   Accounts receivable, net.......              --           40,851          6,183                 --             47,034
   Inventories (Note 2)...........              --           69,790         14,320                 --             84,110
   Prepaid expenses and other
      current assets..............              --            2,620            806                 --              3,426
                                                --            -----            ---                 --              -----
Total current assets..............              --          113,576         21,475                 --            135,051
Investment in subsidiaries........        (88,495)               --             --             88,495                 --
Intercompany receivable (payable)          15,000           (15,000)            --                 --                 --

Property, plant and equipment, net              --           46,297          2,006                 --             48,303
Pension assets....................              --           31,883             --                 --             31,883
Deferred financing fees...........              --           11,247             --                 --             11,247
Other noncurrent assets...........              --            1,002            820                 --              1,822
                                                --            -----            ---                 --              -----
Total assets......................      $ (73,495)      $   189,005      $  24,301           $ 88,495         $  228,306
                                          ========          =======         ======             ======            =======


Current liabilities:
   Accounts payable and accrued
      expenses....................              --           34,120          3,172                 --             37,292
   Short-term debt and current
      portion of long-term debt...              --            7,800          7,666                 --             15,466
   Income taxes payable...........              --            1,330            207                 --              1,537
                                                --            -----            ---                 --              -----
Total current liabilities.........              --           43,250          11,045                --             54,295

Due to parent.....................                           28,291                                               28,291
Long-term debt and capital lease
   obligations....................              --          244,300             236                 --           244,536
Dividends payable.................           2,303               --              --                 --             2,303
Other non-current liabilities.....              --              140              --                 --               140
Senior exchangeable preferred
   stock, cumulative, $.01 par
   value: authorized 4,950,000,
   issued and outstanding 530,730
   shares (liquidation preference
   of $53,035)
                                            51,288               --               --                 --            51,288
Stockholder's deficit.............       (127,086)        (126,976)           13,020             88,495          (152,547)
                                         ---------        ---------           ------             ------          ---------
Total liabilities and
   stockholder's deficit..........      $ (73,495)     $    189,005     $     24,301        $    88,495      $    228,306
                                          ========          =======           ======             ======            =======

                    Cluett American Corp. and Subsidiaries
   Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)


5. Guarantor Subsidiaries (Continued)

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 1998

                                                                   (DOLLARS IN THOUSANDS)
                                        PARENT         GUARANTOR        NON-GUARANTOR
                                         COMPANY     SUBSIDIARIES       SUBSIDIARIES       ELIMINATIONS       CONSOLIDATED
Assets
Current assets:
   Cash and cash equivalents......        $     --      $     2,396       $         472       $         --      $       2,868
   Accounts receivable, net.......              --           42,599               4,187                 --             46,786
   Inventories (Note 2)...........              --           63,158              11,441                 --             74,599
   Prepaid expenses and other
      current assets..............              --            3,168                 804                 --              3,972
                                                --            -----                 ---                 --              -----
Total current assets..............              --          111,321              16,904                 --            128,225
Investment in subsidiaries........        (86,330)               --                  --             86,330                 --
Intercompany receivable (payable)
                                            15,000         (15,000)                  --                 --                 --
Property, plant and equipment, net
                                                --           46,112               2,012                 --             48,124
Pension assets....................              --           31,383                  --                 --             31,383
Deferred financing fees...........              --           11,198                  --                 --             11,198
Other noncurrent assets...........              --            1,012                 833                 --              1,845
                                                --            -----                 ---                 --              -----
Total assets......................      $ (71,330)     $    186,026     $        19,749      $      86,330      $     220,775
                                          ========          =======              ======             ======            =======

Liabilities and stockholder's deficit Current liabilities:
   Accounts payable and accrued
      expenses....................        $     --     $     37,781      $        4,658       $         --      $      42,439
   Short-term debt and current
      portion of long-term debt...              --            6,600               3,648                 --             10,248
   Income taxes payable...........              --            1,268                 207                 --              1,475
                                                --            -----                 ---                 --              -----
Total current liabilities.........              --           45,649               8,513                 --             54,162

Due to parent.....................              --           27,974                  --                 --             27,974
Long-term debt and capital lease
   obligations....................              --          235,450                 231                 --            235,681
Dividends payable.................             605               --                  --                 --                605
Other non-current liabilities.....              --              111                  --                 --                111
Senior exchangeable preferred
   stock, cumulative, $.01 par
   value: authorized 4,950,000,
   issued and outstanding 530,730 shares
   liquidation preference of $53,035)      51,288               --                  --                 --             51,288

Stockholder's deficit.............       (123,223)        (123,158)              11,005             86,330          (149,046)
                                         ---------        ---------              ------             ------          ---------
Total liabilities and
   stockholder's deficit..........      $ (71,330)     $    186,026        $     19,749        $    86,330      $    220,775
                                          ========          =======              ======             ======            =======


               Cluett American Corp. and Subsidiaries
   Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)


5. Guarantor Subsidiaries (Continued)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                  APRIL 3, 1999

                                                                   (DOLLARS IN THOUSANDS)
                                         PARENT        GUARANTOR       NON-GUARANTOR
                                         COMPANY     SUBSIDIARIES       SUBSIDIARIES       ELIMINATIONS       CONSOLIDATED
Net sales.............................  $    --     $     73,295      $     7,804       $         --      $      81,099

Cost of goods sold....................       --           51,490            5,897                 --             57,387
                                             --           ------            -----                 --             ------
Gross profit..........................       --           21,805            1,907                 --             23,712

Selling, general and administrative
   expenses...........................       --           17,268            2,029                 --             19,297
                                             --           ------            -----                 --             ------
Operating income......................       --            4,537            (122)                 --              4,415
Loss on investments in subsidiaries ..   (2,165)              --               --              2,165                 --
Interest expense, net.................       --            6,169              118                 --              6,287
Other expense, net....................       --               15               --                 --                 15
                                             --               --               --                 --                 --
Income before reorganization costs
   and income taxes...................   (2,165)          (1,647)            (240)              2,165            (1,887)
Bankruptcy reorganization costs.......       --               --               --                 --                 --
                                             --               --               --                 --                 --
Income (loss) before provision for
   income taxes.......................   (2,165)          (1,647)            (240)              2,165            (1,887)
Provision for income taxes............       --              226               52                 --                278
                                             --              ---               --                 --                ---
Net loss..............................  $(2,165)     $    (1,873)      $     (292)      $       2,165     $      (2,165)
                                         =======          =======            =====              =====            =======


                     Cluett American Corp. and Subsidiaries
   Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)


5. Guarantor Subsidiaries (Continued)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                 MARCH 28, 1998

                                                                   (DOLLARS IN THOUSANDS)
                                         PARENT       GUARANTOR        NON-GUARANTOR
                                         COMPANY     SUBSIDIARIES       SUBSIDIARIES       ELIMINATIONS       CONSOLIDATED
Net sales............................. $     --     $     82,242     $     10,113       $         --      $      92,355
Cost of goods sold....................       --           56,715            7,191                 --             63,906
                                             --           ------            -----                 --             ------
Gross profit..........................       --           25,527            2,922                 --             28,449

Selling, general and administrative
   expenses...........................       --           17,122            2,408                 --             19,530
Facility closing and reengineering
   costs..............................       --              940               --                 --                940
                                             --              ---               --                 --                ---
Operating income......................       --            7,465              514                 --              7,979
Income on investment in subsidiaries..    2,341               --               --             (2,341)                --
Interest expense, net.................       --            3,042              769                 --              3,811
Other (income) expense, net...........       --            (143)              153                 --                 10
                                             --            -----              ---                 --                 --
Income before reorganization costs
   and income taxes...................    2,341            4,566             (408)            (2,341)             4,158
Bankruptcy reorganization costs.......       --            1,535               --                 --              1,535
                                             --            -----               --                 --              -----
Income (loss) before provision for
   income taxes.......................    2,341            3,031             (408)            (2,341)             2,623
Provision for income taxes............       --              248               34                 --                282
                                             --              ---               --                 --                ---
Net income (loss).....................$   2,341      $     2,783      $      (442)     $      (2,341)      $      2,341
                                          =====            =====             =====            =======             =====

                     Cluett American Corp. and Subsidiaries
   Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)


5. Guarantor Subsidiaries (Continued)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                  APRIL 3, 1999

                                                                     (DOLLARS IN THOUSANDS)
                                            PARENT       GUARANTOR         NON-GUARANTOR
                                            COMPANY     SUBSIDIARIES       SUBSIDIARIES      ELIMINATIONS     CONSOLIDATED
Operating activities
Net income (loss)....................... $ (2,165)     $    (1,873)       $       (292)     $     2,165     $      (2,165)
Adjustment to reconcile net income
(loss) to net cash and cash equivalents
provided by (used in) operating
activities:
  Loss on investments in subsidiaries...    2,165               --                  --          (2,165)                --
  Depreciation and amortization.........       --            2,748                  79              --              2,827
  Loss on disposal of assets............       --               12                  --              --                 12
  Changes in operating assets and              --          (10,467)             (3,919)             --            (14,386)
                                               --         --------             -------              --           --------
liabilities.............................
Net cash and cash equivalents used in
operating activities....................       --           (9,580)             (4,132)             --            (13,712)

Investing activities
Purchase of fixed assets................       --           (2,550)                 (5)             --             (2,555)
Proceeds on disposal of fixed assets....       --               --                   1              --                  1
                                               --               --                   -              --                  -
Net cash and cash equivalents used in
investing activities....................       --           (2,550)                 (4)             --             (2,554)

Financing activities
Proceeds on the credit facility.........       --           10,699               3,825              --             14,524
Principal payments on long term debt....       --             (650)                 --              --               (650)
Principal payments on capital leases....       --               --                  (4)             --                (4)
                                               --               --                 ---              --                ---
Net cash and cash equivalents provided
by financing activities.................       --           10,049               3,821              --             13,870
Effect of foreign currency translation..       --               --                   9              --                  9
                                               --               --                   -              --                  -

Net change in cash and cash equivalents.       --           (2,081)               (306)             --             (2,387)

Cash and cash equivalents at beginning         --            2,396                 472              --              2,868
                                               --            -----                 ---              --              -----
of year.................................

Cash and cash equivalents at end of      $     --       $      315        $        166     $        --       $        481
                                               ==              ===                 ===              ==                ===
period..................................


                     Cluett American Corp. and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)


5. Guarantor Subsidiaries (Continued)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                 MARCH 28, 1998

                                                                  (DOLLARS IN THOUSANDS)
                                          PARENT       GUARANTOR        NON-GUARANTOR
                                          COMPANY     SUBSIDIARIES       SUBSIDIARIES       ELIMINATIONS      CONSOLIDATED
Operating activities
Net income (loss)..................... $   2,341      $     2,783       $     (442)    $     (2,341)      $       2,341
Adjustment to reconcile net income
(loss) to net cash and cash
equivalents provided by (used in)
operating activities:
  Gain on investment in subsidiaries..    (2,341)              --                --            2,341                 --
  Depreciation and amortization.......        --            2,025                81               --              2,106
  Loss on sale of fixed assets........        --              718                --               --                718
  Changes in operating assets and             --          (4,347)            (2,954)              --            (7,301)
                                              --          -------           -------               --            -------
liabilities...........................
Net cash and cash equivalents used in
operating activities..................        --            1,179            (3,315)              --            (2,136)

Investing activities
Purchase of fixed assets..............        --          (2,606)               (43)              --            (2,649)
Proceeds on disposal of fixed assets..        --              465                --               --                465
                                              --              ---                --               --                ---
Net cash and cash equivalents used in
investing activities..................        --          (2,141)               (43)              --            (2,184)

Financing activities
Principal payments on long term debt
(Note 4)..............................        --            (288)                --               --              (288)
Net borrowings under line-of-credit
agreement (Note 4)....................        --            1,566             3,233               --              4,799
                                              --            -----             -----               --              -----
Net cash and cash equivalents
provided by financing activities......        --            1,278             3,233               --              4,511

Net change in cash and cash                   --              316              (125)              --                191
equivalents...........................

Cash and cash equivalents at
beginning of year.....................        --            9,551               468               --             10,019
                                              --            -----               ---               --             ------
Cash and cash equivalents at end of
 period................................  $    --      $     9,867         $     343      $        --      $      10,210
                                              ==            =====               ===               ==             ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: Thirteen weeks ended April 3, 1999 vs. March 28, 1998

The following table is derived from the Company's Consolidated Statements of Operations and sets forth, for the period indicated, net sales, gross profit, operating income, interest expense, bankruptcy reorganization costs and net income (loss) of the Company:

                                                                                    Thirteen weeks ended
                                                                                  April 3,      March 28,
                                                                                    1999           1998
                                                                               ------------------------------
                                                                                   (Dollars In Thousands)

Net sales.................................................................         $81,099        $92,355
Gross profit..............................................................          23,712         28,449
Operating income .........................................................           4,415          7,979
Interest expense .........................................................           6,287          3,811
Bankruptcy reorganization costs...........................................              --          1,535
Net income(loss)..........................................................         $(2,165)        $2,341



Net Sales: For the first quarter 1999, net sales decreased $11.3 million with $6.6 million of the decline coming from reportable segments and the balance from the winddown of the terminated YSL and Burberrys licenses. The decline from the reportable segments relates to the Sock Group, which was down $2.0 million in net sales, and the Shirt Group, which was down the balance. The Sock Group decline relates to a soft holiday season which left inventory levels at the retailer higher than normal, reducing reorders in the first quarter. In addition, approximately $1.0 million of this year-over-year decline was due to lower off-price and irregular sales. The Shirt Group decline relates, in equal proportions, to the loss of the Mercantile business (i.e. acquired by Dillards in 1998), shipment timing between quarters, a softness in staple dress shirt demand at one of its key accounts and reduced sales volumes at another key account following a new program sell-in during the first quarter 1998. Net sales in the All Other segment were down $5.0 million from the prior year reflecting management's decision in 1998 to exit the YSL and Burberrys businesses. Net sales of $3.7 million for the first quarter 1999, represent the continuing liquidation of the inventory associated with these businesses. The cost of the liquidation was reserved for in 1998.

Gross Profit: For the first quarter 1999, gross profit decreased $4.7 million compared with gross profit for the first quarter 1998. The Sock Group improved its first quarter gross margin from 32.1% to 34.6% of net sales year over year. This $0.2 million improvement resulted from favorable cotton prices, lower airfreight and improved manufacturing efficiencies. The Shirt Group's gross margin decreased from 28.9% of net sales to 26.4% for the same period in 1998. This $3.0 million drop was caused by a combination of volume shortfalls, improved make in the shirts without a corresponding price increase and lower manufacturing efficiencies versus the prior year. The balance of the gross profit decline relates to the terminated licenses.

Operating Income: The Company's operating income declined to $4.4 million from $8.0 million for the thirteen weeks ended April 3, 1999, primarily due to the Shirt Group's reduced net sales volume and gross margin deterioration discussed above.

Interest expense: Interest expense increased $2.5 million for the thirteen weeks ended April 3, 1999 as a result of higher debt levels existing after the Recapitalization which was completed on May 18, 1998.

Bankruptcy Reorganization Costs: The Company's bankruptcy proceedings concluded in May 1998. As a result, there were no Bankruptcy reorganization costs for the thirteen weeks ended April 3, 1999. For the thirteen weeks ended March 28, 1998, bankruptcy reorganization costs represented professional fees accrued.

Net (Loss) income: Net (loss) income for the thirteen weeks ended April 3, 1999 decreased $4.5 million to a loss of $2.2 million from income of $2.3 million for the same period in 1998. This reduction was primarily related to the decline in the Shirt Group's operating profit and the Company's overall increased interest expense.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In a continuing effort to reduce operating costs and increase efficiencies, the Company anticipates incurring restructuring costs between $750,000 and $850,000, during the second quarter 1999, as a result of the consolidation of certain administrative operations of the Canadian division into the U.S. Wholesale division. This consolidation is expected to yield annual cost savings of approximately $600,000.

Liquidity and Capital Resources

The Company's primary cash requirements are to fund the Company's working capital needs, primarily inventory and accounts receivable, the purchase of property and equipment and payment of debt service requirements related to the Company's financing agreements. The Company has a Senior Credit Facility comprised of three loans, including a revolving credit facility under which the Company may, at its option, borrow and repay amounts within certain limits. The total amount available to the Company under the revolving credit facility is $50.0 million, subject to certain customary drawing conditions; the revolving credit facility matures in 2004. Interest for borrowings under the revolving credit facility is based on either, at the Company's option, LIBOR plus 250 basis points or the Alternative Base rate plus 150 basis points. The Company believes that its borrowing capacity under this facility plus internally generated funds are adequate to fund its capital expenditures and its working capital and debt service requirements.

The Senior Credit Facility (which was amended on December 18, 1998 and March 19,
1999) is secured by virtually all domestic assets of the Company and its domestic subsidiaries and contains a number of covenants that, among other things, restrict the ability of the Company and its subsidiaries, other than pursuant to specified exceptions, to dispose of assets, incur additional indebtedness, incur guarantee obligations, repay other indebtedness, pay dividends, create liens on assets, enter into leases, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, make capital expenditures, enter into sale and leaseback transactions, change the nature of their business or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities. In addition, under the Senior Credit Facility the Company is required to comply with specified financial ratios and tests, including minimum fixed charge coverage and interest coverage ratios and maximum leverage ratios, including a senior leverage ratio and a total leverage ratio, each of which is tested as of the last day of each fiscal quarter of the Company. As of April 3, 1999, the Company complied with all financial and non-financial covenants.

The Company typically makes capital expenditures related primarily to the maintenance and improvement of manufacturing facilities and equipment modernization. Net capital spending in both the first thirteen weeks of 1999 and 1998 was $2.6 million. The Company anticipates overall capital spending levels for 1999 year to be approximately $9.3 million. The Company's principal sources of cash to fund these capital requirements are net cash provided by operating activities as well as borrowings, if needed, under its Senior Credit Facility.

Net cash used by operations for the thirteen weeks ended April 3, 1999 was $13.7 million, as compared to $2.1 million for the same period in the prior year. The significant increase in cash used by operations was primarily due to an inventory build at the Sock Group and the Shirt Group, where inventory levels were $5.1 million and $9.1 million higher than the prior-year period levels, respectively. The Sock Group inventory increase relates to the rollout of new programs, the timing of inventory sales between fiscal quarters and a sales volume shortfall in the first quarter of 1999. There are no prior season inventory issues at the Sock Group.

Increased inventory levels at the Shirt Group are largely attributable to the timing of sales between fiscal quarters and the early receipt of goods from foreign suppliers, as well as new program rollouts. The remaining $3.0 million increase results from a sales volume shortfall in the first quarter, 1999 and excess prior-season merchandise; a net reduction in inventory at the Cluett Designer Group in the first quarter 1999 partially offset the increases noted above.

Also contributing to the increased use of cash during the first quarter 1999 was the swing in net income, from a positive $2.3 million in the first quarter 1998 to a negative $2.2 million for the same period in 1999, and a $2.0 million year-over-year reduction in accounts payable and accrued expenses. The change in net income is discussed in detail above and the reduced payables are volume related.

For the thirteen weeks ended April 3, 1999, net cash used by investing activities was $2.6 million compared with $2.2 million for the thirteen weeks ended March 28, 1998. Net cash provided by financing activities was $13.9 million for the thirteen weeks ended April 3, 1999 compared with $4.5 million for the thirteen weeks ended March 28, 1998. The increase in net cash provided by financing activities resulted from borrowings made under the Senior Credit Facility to support seasonal working capital needs.

Year 2000 Risk

As is more fully described in the Company's Annual Report filed on Form 10-K for the fiscal year ended December 31, 1998, the Company has undertaken various initiatives intended to ensure that its computer equipment and software will function properly with respect to dates in the year 2000 and thereafter. Based upon its identification and assessment efforts to date, the Company believes that certain of the computer equipment and software it currently uses will require replacement or modification. In addition, in the ordinary course of replacing computer equipment and software, the Company attempts to obtain replacements that it believes are Year 2000 compliant. Utilizing both internal and external resources to identify and assess needed Year 2000 remediation, the Company currently anticipates that its Year 2000 identification, assessment, remediation, and testing efforts, will be completed by June 30, 1999, and that such efforts will be completed prior to any currently anticipated impact on its computer equipment and software.

                    YEAR 2000 INITIATIVE                                 TIME FRAME                 PERCENT COMPLETE

Initial IT Systems Assessment                                           December 1998                  100%
Remediation and Testing of Central/Distributed Systems                      June 1999                   75%
Remediation and Testing of Store/Distribution Systems                       June 1999                   75%
Upgrades to Telephone/PBX/Other Systems                                 December 1998                  100%
EDI Trading Partner Conversions                                             June 1999                   85%
Identification, Assessment, Remediation, &  Testing  of
 Desktop Systems                                                            June 1999                   85%
Identification, Assessment & Testing of Non-IT Systems                  December 1998                  100%


The Company has also mailed letters to its significant vendors, service providers and customers to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues and whether the products and services purchased from or by such entities are Year 2000 compliant. As of March 24, 1999, the Company had received responses from approximately 40% of such third parties, and 100% of the companies that have responded have provided written assurances that they expect to address all their significant Year 2000 issues on a timely basis.

The Company believes that the cost of its Year 2000 identification, assessment, remediation, and testing efforts, as well as currently anticipated costs to be incurred by the Company with respect to Year 2000 issues of third parties, will not exceed $500,000, which expenditures will be funded from operating cash flows. Such amount represents less than 3% of the Company's total actual and anticipated IT expenditures for fiscal 1997 through fiscal 1999. As of May 5, 1999 the Company had incurred costs of approximately $400,000 related to its Year 2000 identification, assessment, remediation, and testing efforts. All of the $400,000 relates to analysis, repair, or replacement of existing software, upgrades to existing software, or evaluation of information received from significant vendors, service providers, or customers. Other non-Year 2000 IT efforts have not been materially delayed or impacted by Year 2000 initiatives. The Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company. However, if all Year 2000 issues are not properly identified, or assessment, remediation, and testing are not effected timely with respect to Year 2000 problems that are identified, there can be no assurance that the Year 2000 issue will not materially adversely impact the Company's results of operations or adversely affect the Company's relationships with customers, vendors, or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's systems or results of operations.

The Company has begun, but not yet completed, a comprehensive analysis of the operational problems and costs (including loss of revenues) that would be reasonable likely to result from the failure by the Company and certain third parties to complete efforts to achieve Year 2000 compliance on a timely basis. A contingency plan has not been developed for dealing with the most reasonably likely worst case scenario, and such scenario has not yet been clearly identified. The Company currently plans to complete such analysis and contingency planning by December 31, 1999.

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


Cautionary Statement Regarding Forward-Looking Statements

The Quarterly Report on Form 10-Q contains certain statements which describe the Company's beliefs concerning future business conditions and the outlook for the Company based on currently available information. The preceding Management's Discussion and Analysis contains forward-looking statements regarding the Company's performance, liquidity and the adequacy of its capital resources. These forward looking statements are subject to risks, uncertainties and other factors which could cause the Company's actual results, performance or achievement to differ materially from those expressed in, or implied by these statements. As a result, the Company cautions that the forward-looking statements are qualified by the financial strength of the retail industry, the risks of increased competition from other manufacturers of men's dress shirts and socks, shifting consumer demand, changing consumer credit markets and general economic conditions, hiring and retaining effective team members, sourcing merchandise from domestic and international vendors, preparing for the impact of year 2000, and other risks and uncertainties. Therefore, while management believes that there is a reasonable basis for the forward-looking statements, undue reliance should not be placed on those statements.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company has exposure to fluctuations in interest rates and foreign currency exchange rates. The Company operates under a senior credit facility at variable interest rates. Interest expense is primarily affected by the general level of U.S. interest rates, LIBOR and European base rates. The Company is subject to risk from sales and loans to its foreign subsidiary as well as sales, purchases from third party customers, suppliers and creditors, denominated in foreign currencies. Currently, the Company does not engage in any material derivative type instruments in order to hedge against interest rate and Canadian foreign currency exchange rate fluctuations. However, the Company feels it is limited in its exposure of foreign currency exchange rate changes as most inventory purchase contracts are denominated in US Dollars.

The Company evaluated its market risks (floating interest rate, fixed interest rate and currency risks) at the fiscal year ended December 31, 1998, which is disclosed in the Company's annual report filed on Form 10-K. There has not been any material change (adverse or favorable) in the risk factors identified since the evaluation performed by the Company at December 31, 1998.

                           Part II - OTHER INFORMATION


Item 1.     Legal Proceedings

The Company and its subsidiaries are involved in various legal proceedings, both as plaintiff and as defendant, which are normal to its business. It is the opinion of management that the aforementioned actions and claims, if determined adversely to the Company, will not have a material adverse effect on the financial condition or operations of the Company taken as a whole.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended April 3, 1999.

Item 6.  Exhibits and Reports on Form 8-K

(a)          (1)      Financial Statements

                      Included in Part I, Item 1

             (2)      Financial Statement Schedules

                      Schedule II - Valuation and Qualifying
                      Accounts

                     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

             (3)      List of Exhibits

(b) The Company did not file any reports on Form 8-K during the thirteen weeks ended April 3, 1999

(c) Exhibits: See (a)(3) above for a listing of the exhibits included as part of this report.

(d) Financial Statement Schedules: See (a)(1) and (a)(2) above for a listing of the financial statements and schedules submitted as part of this report.


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

10.2.1 Second Amendment to the Credit Agreement and Assignment dated as December 18, 1998 by an among Cluett American Corp., Cluett American Investment Corp., Cluett American Group, Inc. and certain subsidiaries, the Existing Lenders, New Lenders, and agents (incorporated by reference to Exhibit
     10.2.1 to the Company's Annual Report on Form 10-K (Reg No. 333-58059) filed on March 29, 1999).

10.2.2 Third Amendment to the Credit Agreement and Assignment dated as of March 19, 1999 by an among Cluett American Corp., Cluett American Investment Corp., Cluett American Group, Inc. and certain subsidiaries, the Existing Lenders, New Lenders, and agents (incorporated by reference to Exhibit
     10.2.1 to the Company's Annual Report on Form 10-K (Reg No. 333-58059) filed on March 29, 1999).

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

+10.7Employment  Agreement  dated  March 7, 1997 by and between  Great  American
     Knitting Mills,  Inc. and James A. Williams  (incorporated  by reference to
     Exhibit 10.7 to the Company's Registration Statement on Form S-4/A (Reg. No. 333-58059) filed on September 3, 1998).

+10.8Severance Agreement dated as of August 8, 1997 by and between Cluett, Peabody & Co., Inc. and Phil Molinari (incorporated by reference to Exhibit
     10.8 to the Company's Registration Statement on Form S-4/A (Reg. No. 333-58059) filed on September 3, 1998).

+10.9Severance  Agreement  dated as of May 5, 1997 by and between Great American
     Knitting  Mills,  Inc.  and William  Sheely  (incorporated  by reference to
     Exhibit 10.9 to the Company's Registration Statement on Form S-4/A (Reg. No. 333-58059) filed on September 3, 1998).

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

10.12Secured  Promissory  Note  dated  May  18,  1998  made  by  A&M  Investment
     Associates #7, LLC in favor of Cluett American Investment Corp. (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-4/A (Reg. No. 333-58059) filed on September 3, 1998).

10.13Form of Secured Promissory Note made by the Management Investors in favor of Cluett American Investment Corp. (incorporated by reference to Exhibit
     10.13 to the Company's Registration Statement on Form S-4/A (Reg. No. 333-58059) filed on September 3, 1998).

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

21 List of Subsidiaries (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-4 (Reg. No. 333-58059) filed on June 30, 1998).

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

      +  This is a management contract or compensatory plan or arrangement

      *  Filed herewith

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              CLUETT AMERICAN CORP.
                                     Registrant


May _____, 1999                           /s/ Bryan P. Marsal
                                         ---------------------------------------
                                          Bryan P. Marsal
                                          Director, President and Chief
                                          Executive Officer


May _____, 1999                           /s/ W. Todd Walter
                                         ---------------------------------------
                                          W. Todd Walter
                                          Vice President and  Chief Financial
                                          and Accounting Officer

Item 6 (d). Financial Statement Schedules


                                                    SCHEDULE II

                                               CLUETT AMERICAN CORP.

                                         VALUATION AND QUALIFYING ACCOUNTS

                                              (DOLLARS IN THOUSANDS)

COLUMN A                               COLUMN B                  COLUMN  C                  COLUMN D        COLUMN E
                                                                 ADDITIONS


                                                       CHARGED TO          CHARGED TO                          BALANCE
                                      BEGINNING         COSTS AND             OTHER                            AT END
DESCRIPTION                            BALANCE          EXPENSES            ACCOUNTS         DEDUCTIONS        OF YEAR

Year Ended December 31, 1998:
    Deductions from
     asset accounts:
     Allowance for
     Doubtful Accounts                  $1,568              $ 227              $  --             $  14        $ 1,781
     Customer Allowances                 6,894              1,810                 --             3,006          5,698
     Inventory reserves                  5,149              1,654                 --             3,789          3,014
                                         -----              -----                 --             -----          -----
           Total                       $13,611             $3,691              $  --           $ 6,809        $10,493
                                       =======             ======                ===           =======        =======




(a)       Provision for doubtful accounts.
(b)       Recoveries of doubtful accounts previously written off.
(c) Primarily uncollectible accounts charged against the allowance provided therefor.
(d)       Primarily related to the liquidation of excess inventory