Form 10-Q
period 1999-07-03
CLUETT AMERICAN CORP
filed 1999-08-17
CIK 1064435

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended July 3, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to Commission File Number: 333-58059

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d)of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes   X    No


No stock is held by any non-affiliates of the registrant as of July 3, 1999

                     Cluett American Corp. and Subsidiaries
                         TABLE OF CONTENTS


                  PART I - FINANCIAL INFORMATION

                                                                            Page
Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of July 3, 1999 and
December 31, 1998                                                            F-1

Condensed Consolidated Statements of Operations for the thirteen
and twenty-six week periods ended July 3, 1999 and June 27, 1998             F-2

Condensed Consolidated Statements of Cash Flows for the twenty-six
weeks ended July 3, 1999 and June 27, 1998                                   F-3

Notes to Condensed Consolidated Financial Statements - July 3, 1999          F-4


Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations.                                                     1


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.           6




                  PART II - OTHER INFORMATION



Item 1.   Legal Proceedings                                                    7

Item 4.   Submission of Matters to a Vote of Security Holders                  7

Item 6.   Exhibits and Reports on Form 8-K                                     7


SIGNATURES                                                                    10



                      Cluett American Corp. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                  (Dollars In Thousands, except per share data)


                                                                                  July 3,     December 31,
                                                                                   1999           1998
                                                                               -----------------------------
                                                                               (Unaudited)    (Note 1)
                                   Assets
Current assets:
   Cash and cash equivalents..........................................        $     1,361     $  2,868
   Accounts receivable, net...........................................             39,792       46,786
   Inventories .......................................................             90,060       74,599
   Prepaid expenses and other current assets..........................              3,119        3,972
                                                                              ----------------------------
Total current assets..................................................            134,332      128,225
Property, plant and equipment, net....................................             47,659       48,124
Pension assets........................................................             32,383       31,383
Deferred financing fees...............................................             10,902       11,198
Other noncurrent assets...............................................              1,877        1,845
                                                                              ============================
Total assets..........................................................           $227,153     $220,775
                                                                              ============================

                  Liabilities and stockholder's deficit Current liabilities:
   Accounts payable and accrued expenses..............................           $ 38,034    $  40,107
   Accrued interest payable...........................................              3,149        2,332
   Short-term debt and current portion of long-term debt..............            134,499       10,248
   Income taxes payable...............................................              1,682        1,475
                                                                              ----------------------------
Total current liabilities.............................................            177,364       54,162

Due to parent.........................................................             28,662       27,974
Long-term debt and capital lease obligations..........................            125,236      235,681
Dividends payable.....................................................                601          605
Other non-current liabilities.........................................                136          111
Senior exchangeable preferred stock, cumulative, $.01 par value:
   authorized 4,950,000, issued and outstanding 563,901 shares
   (liquidation preference of $56,390)................................            54,724        51,288
Stockholder's deficit:
   Common stock, $1 par value: authorized, issued and outstanding 1,000
      shares..........................................................                  1            1
   Additional paid-in capital.........................................            113,485      116,919
   Accumulated deficit................................................           (271,622)    (264,933)
   Other comprehensive loss...........................................             (1,434)      (1,033)
                                                                              ----------------------------
Total stockholder's deficit...........................................           (159,570)    (149,046)
                                                                              ============================
Total liabilities and stockholder's deficit...........................          $ 227,153    $ 220,775
                                                                              ============================


                             See accompanying notes.

                    Cluett American Corp. and Subsidiaries
           Condensed Consolidated Statements of Operations (Unaudited)
                             (Dollars In Thousands)


                                                             Thirteen weeks ended               Twenty-six weeks ended
                                                            July 3,        June 27,             July 3,        June 27,
                                                             1999            1998                1999            1998
                                                        ---------------- --------------      -------------- ---------------
Net sales..........................................             $79,219        $76,279            $160,318        $168,634
Cost of goods sold.................................              56,710         52,532             114,097         116,438
                                                        ---------------- --------------      -------------- ---------------
Gross profit.......................................              22,509         23,747              46,221          52,196

Selling, general and administrative expenses.......              19,570         19,272              38,866          38,812
Facility closing and reengineering costs...........                 775             82                 775           1,022
                                                        ---------------- --------------      -------------- ---------------
Operating income...................................               2,164          4,393               6,580          12,362
Interest expense, net..............................               6,395          3,310              12,682           7,121
Other expense, net.................................                  13            142                  29             142
                                                        ---------------- --------------      -------------- ---------------
Income (loss) before reorganization costs and
   income taxes....................................             (4,244)            941             (6,131)           5,099
Bankruptcy reorganization costs....................               -             11,644                 -            13,179
                                                        ---------------- --------------      -------------- ---------------
Income (loss) before provision for income taxes....             (4,244)       (10,703)             (6,131)         (8,080)
Provision for income taxes.........................                 280            322                 558             604
                                                        ---------------- --------------      -------------- ---------------
Net loss ..........................................            $(4,524)      $(11,025)            $(6,689)        $(8,684)
                                                        ================ ==============      ============== ===============






                             See accompanying notes.


                      Cluett American Corp. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                             (Dollars in Thousands)


                                                                               Twenty-six weeks ended
                                                                               July 3,        June 27,
                                                                                 1999           1998
                                                                            ------------------------------
Operating activities
Net loss...........................................................             $(6,689)      $(8,684)
Adjustment to reconcile net loss  to net cash and cash equivalents used in operating activities:
   Depreciation....................................................               4,882         4,185
   Amortization....................................................                 791            10
   Loss (Gain)  on disposal........................................                (129)        1,905
   Changes of liabilities subject to compromise-reorganization.....                   -       (22,442)

Changes in operating assets and liabilities:
   Accounts receivable.............................................               7,266        12,070
   Inventories.....................................................             (14,788)      (14,553)
   Prepaid expenses and other current assets.......................                 894       (11,878)
   Pension and other noncurrent assets.............................              (1,480)         (997)
   Accounts payable and accrued expenses...........................              (1,204)         (657)
   Income taxes payable............................................                 207          (555)
   Other liabilities...............................................                (270)        8,560
   Effect of changes in foreign currency...........................                (336)            -
                                                                            ----------------------------
Net cash and cash equivalents used in operating activities.........             (10,856)      (33,036)

Investing activities
Purchase of fixed assets...........................................              (5,268)       (5,740)
Proceeds on disposal of fixed assets...............................               1,103           178
                                                                            ----------------------------
Net cash and cash equivalents used in investing activities.........              (4,165)       (5,562)

Financing activities
Issuance of preferred stock........................................                   -        48,125
Distribution to parent.............................................                   -       (87,524)
Principal payments on pre-petition credit facility.................                   -      (146,490)
Proceeds from long term debt.......................................                   -       226,000
Principal payments on long term debt ..............................              (1,300)       (4,000)
Net borrowings under line-of-credit agreement .....................              14,818         1,937
Principal payments on capital leases...............................                  (5)         (445)
                                                                            ----------------------------
Net cash and cash equivalents provided by financing activities.....              13,513        37,603

Effect of foreign currency translation.............................                   1            (9)
                                                                            ----------------------------
Net change in cash and cash equivalents............................              (1,507)       (1,004)
Cash and cash equivalents at beginning of period...................               2,868        10,019
                                                                            ============================
Cash and cash equivalents at end of period.........................         $       1,361      $9,015
                                                                            ============================


                             See accompanying notes.


                  Cluett American Corp. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)


1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Cluett American Corp. and Subsidiaries, (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen-week and twenty-six week periods ended July 3, 1999 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 1999.

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

The Company uses a 5-4-4 week fiscal quarter whereby the fiscal quarter ends on the Saturday nearest the end of the calendar quarter, which accordingly was July 3, 1999 and June 27, 1998, respectively.

Certain amounts in the prior year financial statements and footnotes have been reclassified to conform to the current year presentation.

2. Inventories

         Inventories consist of the following at the specified date:

                                                                   July 3,           December 31,
                                                                    1999                 1998
                                                             ------------------ -----------------
                                                                   (Dollars In Thousands)

Finished goods                                                     $70,804            $60,134
Work in process                                                      6,785              4,189
Raw materials and supplies                                          12,471             10,276
                                                             ================== =================
                                                                   $90,060            $74,599
                                                             ================== =================



                  Cluett American Corp. and Subsidiaries
    Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)


3. Comprehensive Income

Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income" establishes new rules for reporting comprehensive income and its components. SFAS 130 is effective for fiscal years beginning after December 15, 1997, and was adopted by the Company for the fiscal year beginning January 1, 1998. There was no impact on net income or shareholders' equity from the adoption of the statement.

For the periods ending July 3, 1999 and June 27, 1998, accumulated other comprehensive loss as shown in the consolidated balance sheets was comprised of foreign currency translation adjustments, which prior to the adoption was reported separately in shareholders' equity. The components of comprehensive loss, for these periods were as follows:


                                                             Thirteen weeks ended               Twenty-six weeks ended
                                                            July 3,        June 27,             July 3,        June 27,
                                                             1999            1998                1999            1998
                                                        ---------------- --------------      -------------- ---------------
                                                            (Dollars In Thousands)
Net loss...........................................            $(4,524)      $(11,025)            $(6,689)       $ (8,684)
Foreign currency translation adjustment............               (765)          1,267               (401)           1,985
                                                        ================ ==============      ============== ===============
Comprehensive loss.................................            $(5,289)       $(9,758)            $(7,090)       $ (6,699)
                                                        ================ ==============      ============== ===============





                                       F-5

             Cluett American Corp. and Subsidiaries
    Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)


4. Segment Data

The Company identifies its reportable segments based on the segment's product offerings. For the quarter ended July 3, 1999, the Company conducted its business through two principal segments: the Sock Group and the Shirt Group. During the fiscal year ended December 31, 1998, management decided to exit the Burberrys and the Yves Saint Laurent ("YSL") businesses. Consequently, the Company terminated the Burberrys and YSL license agreements and ceased distributing products under these brands as of June 30, 1999. Because of the termination of these license agreements, the financial results of these brands have been restated and reported under the All Other segment. For financial reporting purposes, the dress shirt business under the Kenneth Cole trademark, which was launched in Fall 1998 (previously reported under the Designer Group) was consolidated into the Shirt Group financial results and the sock business under the Kenneth Cole trademark was consolidated into the Sock Group financial results. During the second quarter, the Company restated both the Sock Group and Shirt Group prior year's financial results for the addition of the Kenneth Cole brand.

                                                                Thirteen weeks ended              Twenty-six weeks ended
                                                            July 3,            June 27,         July 3,         June 27,
                                                              1999               1998            1999             1998
                                                        ----------------- --- ------------    ------------ -- -------------

                                                                                (Dollars in Thousands)
Net Sales
                                      Sock                       $38,771           $35,353        $72,909          $71,546
                                      Shirt                       40,176            36,213         85,193           85,748
                                      All Other                    1,904             5,847          5,606           14,507
                                      Intersegment               (1,632)           (1,134)        (3,390)          (3,167)
                                                                 -------           -------        -------          -------
                                                                 $79,219           $76,279       $160,318         $168,634
                                                                 =======           =======       ========         ========
Operating Income excluding facility
closing and reengineering costs
                                      Sock                         6,919             4,467         11,441            9,373
                                      Shirt                      (2,838)               950        (2,553)            5,444
                                      All Other                  (1,142)             (942)        (1,533)          (1,433)
                                                                 -------             -----        -------          -------
                                                                   2,939             4,475          7,355           13,384
                                                                   =====             =====          =====           ======

Depreciation
                                      Sock                         1,510             1,335          3,020            2,670
                                      Shirt                          940               755          1,862            1,515
                                      All Other                      ---               ---          ---                ---
                                                                     ---               ---          -----              ---
                                                                   2,450             2,090          4,882            4,185
                                                                   =====             =====          =====            =====
Amortization
                                      Sock                           ---               ---            ---              ---
                                      Shirt                            4                 5             10               10
                                      All Other                      392               ---          781              ---
                                                                     ---               ---          -----            ---
                                                                     396                 5            791               10
                                                                     ===                 =            ===               ==
Identifiable Assets
                                      Sock                        86,271            84,702         86,271           84,702
                                      Shirt                       90,933            90,026         90,933           90,026
                                      All Other                      495            13,043            495           13,043
                                                                     ---            ------            ---           ------
                                                                $177,699          $187,771       $177,699         $187,771
                                                                ========          ========       ========         ========

          Cluett American Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)


4. Segment Data (Continued)

Reconciliation of Reportable Segments Net Sales, Operating Income and Identifiable Assets

                                                               Thirteen weeks ended            Twenty-six weeks ended
                                                          July 3, 1999       June 27, 1998   July 3, 1999     June 27, 1998
                                                          -------------- --- -----------    ------------- --- -------------

                                                                           (Dollars In Thousands)
Net Sales
    Total net sales for reportable  segments                 $78,947           $71,566      $158,102           $157,294
    Other net sales                                            1,904             5,847         5,606             14,507
    Elimination of intersegment net sales                    (1,632)           (1,134)       (3,390)            (3,167)
                                                             -------           -------       -------            -------

          Total consolidated net sales                        79,219            76,279       160,318            168,634
                                                              ======            ======       =======            =======


  Operating Profit (Loss)
     Total operating profit or loss
        for reportable segments                                4,081             5,417         8,888             14,817
     Other operating profit or loss                                               (894)                          (1,425)
     Unallocated amounts:
        Corporate expense                                     (1,142)              (48)       (1,533)                (8)
        Facility closing and reengineering costs                (775)              (82)        (775)             (1,022)
                                                               -----              ----        ------            -------

        Total operating profit                                 2,164             4,393         6,580             12,362
                                                               =====             =====         =====             ======


  Assets
     Total assets for reportable segments                     177,204           174,728       177,204            174,728
        All other assets                                          495            13,043           495             13,043
        Unallocated amounts:
          Deferred finance costs                               10,902            11,560        10,902             11,560
          Pension assets                                       32,383            31,224        32,383             31,224
          Other unallocated amounts                             6,169             2,770         6,169              2,770
                                                                -----             -----         -----              -----

        Consolidated total                                   $227,153          $233,325      $227,153           $233,325
                                                             ========          ========      ========           ========


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

             Cluett American Corp. and Subsidiaries
    Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)


5. Guarantor Subsidiaries (Continued)

              SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                               JULY 3, 1999

                                                                             (DOLLARS IN THOUSANDS)
                                                               PARENT    GUARANTOR   NON-GUARANTOR
                                                              COMPANY   SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
Assets
Current assets:
   Cash and cash equivalents .............................   $    --      $   1,206    $     155   $    --     $   1,361
   Accounts receivable, net ..............................        --         33,717        6,075        --        39,792
   Inventories (Note 2) ..................................        --         77,242       12,818        --        90,060
   Prepaid expenses and other
      current assets .....................................        --          2,467          652        --         3,119
                                                             ---------    ---------    ---------   ---------   ---------
Total current assets .....................................        --        114,632       19,700        --       134,332
Investment in subsidiaries ...............................     (93,019)        --           --        93,019        --
Intercompany receivable (payable) ........................      15,000      (15,000)        --          --          --
Property, plant and equipment, net .......................        --         45,675        1,984        --        47,659
Pension assets ...........................................        --         32,383         --          --        32,383
Deferred financing fees ..................................        --         10,902         --          --        10,902
Other noncurrent assets ..................................        --          1,053          824        --         1,877
                                                             ---------    ---------    ---------   ---------   ---------
Total assets .............................................   $ (78,019)   $ 189,645    $  22,508   $  93,019   $ 227,153
                                                             =========    =========    =========   =========   =========

Liabilities and stockholder's deficit Current liabilities:
   Accounts payable and accrued
      expenses ...........................................   $    --      $  34,805    $   3,229   $    --     $  38,034
   Accrued interest payable ..............................        --          3,149         --          --         3,149
   Short-term debt and current
      portion of long-term debt ..........................        --        126,750        7,749        --       134,499
   Income taxes payable ..................................        --          1,475          207        --         1,682
                                                             ---------    ---------    ---------   ---------   ---------
Total current liabilities ................................        --        166,179       11,185        --       177,364

Due to parent ............................................        --         28,662         --          --        28,662
Long-term debt and capital lease
   obligations ...........................................        --        125,000          236        --       125,236
Dividends payable ........................................         601         --           --          --           601
Other non-current liabilities ............................        --            136         --          --           136
Senior exchangeable preferred
   stock, cumulative, $.01 par
   value: authorized 4,950,000,
   issued and outstanding 563,901
   shares (liquidation preference ........................      54,724         --           --          --        54,724
   of $56,390)
Stockholder's deficit ....................................    (133,344)    (130,332)      11,087      93,019    (159,570)
                                                             ---------    ---------    ---------   ---------   ---------
Total liabilities and ....................................
   stockholder's deficit .................................   $ (78,019)   $ 189,645    $  22,508   $  93,019   $ 227,153
                                                             =========    =========    =========   =========   =========




            Cluett American Corp. and Subsidiaries
    Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)



5. Guarantor Subsidiaries (Continued)

           SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                            DECEMBER 31, 1998

                                                                            (DOLLARS IN THOUSANDS)
                                                              PARENT      GUARANTOR   NON-GUARANTOR
                                                              COMPANY    SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
Assets
Current assets:
   Cash and cash equivalents .............................   $    --      $   2,396    $     472     $  --      $  2,868
   Accounts receivable, net ..............................        --         42,599        4,187        --        46,786
   Inventories (Note 2) ..................................        --         63,158       11,441        --        74,599
   Prepaid expenses and other
      current assets .....................................        --          3,168          804        --         3,972
                                                             ---------    ---------    ---------   ---------   ---------
Total current assets .....................................        --        111,321       16,904        --       128,225
Investment in subsidiaries ...............................     (86,330)        --           --        86,330        --
Intercompany receivable (payable) ........................      15,000      (15,000)        --          --          --
Property, plant and equipment, net .......................        --         46,112        2,012        --        48,124
Pension assets ...........................................        --         31,383         --          --        31,383
Deferred financing fees ..................................        --         11,198         --          --        11,198
Other noncurrent assets ..................................        --          1,012          833        --         1,845
                                                             ---------    ---------    ---------   ---------   ---------
Total assets .............................................   $ (71,330)   $ 186,026    $  19,749   $  86,330   $ 220,775
                                                             =========    =========    =========   =========   =========

Liabilities and stockholder's deficit Current liabilities:
   Accounts payable and accrued
      expenses ...........................................   $    --      $  35,449    $   4,658   $    --     $  40,107
   Accrued interest  payable .............................        --          2,332         --          --         2,332
   Short-term debt and current
      portion of long-term debt ..........................        --          6,600        3,648        --        10,248
   Income taxes payable ..................................        --          1,268          207        --         1,475
                                                             ---------    ---------    ---------   ---------   ---------
Total current liabilities ................................        --         45,649        8,513        --        54,162

Due to parent ............................................        --         27,974         --          --        27,974
Long-term debt and capital lease
   obligations ...........................................        --        235,450          231        --       235,681
Dividends payable ........................................         605         --           --          --           605
Other non-current liabilities ............................        --            111         --          --           111
Senior exchangeable preferred
   stock, cumulative, $.01 par
   value: authorized 4,950,000,
   issued and outstanding 530,730
   shares (liquidation preference ........................      51,288         --           --          --        51,288
   of $53,073)
Stockholder's deficit ....................................    (123,223)    (123,158)      11,005      86,330    (149,046)
                                                             ---------    ---------    ---------   ---------   ---------
Total liabilities and ....................................
   stockholder's deficit .................................   $ (71,330)   $ 186,026    $  19,749   $  86,330   $ 220,775
                                                             =========    =========    =========   =========   =========


             Cluett American Corp. and Subsidiaries
    Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)


5. Guarantor Subsidiaries (Continued)

      SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                THIRTEEN WEEKS ENDED JULY 3, 1999

                                                   (DOLLARS IN THOUSANDS)
                                                  PARENT    GUARANTOR   NON-GUARANTOR
                                                  COMPANY  SUBSIDIARIES SUBSIDIARIES  ELIMINATION CONSOLIDATED
    ...........................................
Net sales .....................................   $   --      $ 70,749    $  8,470    $   --     $ 79,219
Cost of goods sold ............................       --        50,076       6,634        --       56,710
                                                  --------    --------    --------    --------   --------
Gross profit ..................................       --        20,673       1,836        --       22,509

Selling, general and administrative
   expenses ...................................       --        17,565       2,005        --       19,570

Facility closing and re-engineering ...........       --           222         553        --          775
                                                  --------    --------    --------    --------   --------
Operating income(loss) ........................       --         2,886        (722)       --        2,164
Loss on investments in subsidiaries ...........     (4,524)       --          --         4,524       --
Interest expense, net .........................       --         6,235         160        --        6,395
Other expense, net ............................       --            13        --          --           13
                                                  --------    --------    --------    --------   --------
Loss before reorganization costs and
   income taxes ...............................     (4,524)     (3,362)       (882)      4,524     (4,244)
Bankruptcy reorganization costs ...............       --          --          --          --         --
                                                  --------    --------    --------    --------   --------
Income (loss) before provision for
   income taxes ...............................     (4,524)     (3,362)       (882)      4,524     (4,244)
Provision for income taxes ....................       --           286          (6)       --          280
                                                  --------    --------    --------    --------   --------
Net loss ......................................   $ (4,524)   $ (3,648)   $   (876)   $  4,524   $ (4,524)
                                                  ========    ========    ========    ========   ========

               Cluett American Corp. and Subsidiaries
    Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)


5. Guarantor Subsidiaries (Continued)

   SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                THIRTEEN WEEKS ENDED JUNE 27, 1998

                                                          (DOLLARS IN THOUSANDS)
                                          PARENT    GUARANTOR  NON-GUARANTOR
                                          COMPANY SUBSIDIARIES SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
Net sales ............................   $   --      $ 67,761    $  8,518    $   --      $ 76,279
Cost of goods sold ...................       --        46,263       6,269        --        52,532
                                         --------    --------    --------    --------    --------
Gross profit .........................       --        21,498       2,249        --        23,747

Selling, general and administrative
   expenses ..........................       --        16,900       2,372        --        19,272
Facility closing and reengineering
   costs .............................       --            82        --          --            82
                                         --------    --------    --------    --------    --------
Operating income (loss) ..............       --         4,516        (123)       --         4,393
Income on investment in subsidiaries .
                                              432        --          --          (432)       --
Interest (income) expense, net .......       --         3,856        (546)       --         3,310
Other (income) expense, net ..........       --           151          (9)       --           142
                                         --------    --------    --------    --------    --------
Income before reorganization costs
   and income taxes ..................        432         509         432        (432)        941
Bankruptcy reorganization costs ......       --        11,644        --          --        11,644
                                         --------    --------    --------    --------    --------
Income (loss) before provision for
   income taxes ......................        432     (11,135)        432        (432)    (10,703)
Provision for income taxes ...........       --           322        --          --           322
                                         --------    --------    --------    --------    --------
Net income (loss) ....................   $    432    $(11,457)   $    432    $   (432)   $(11,025)
                                         ========    ========    ========    ========    ========




                Cluett American Corp. and Subsidiaries
    Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)


5. Guarantor Subsidiaries (Continued)

     SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
               TWENTY-SIX WEEKS ENDED JULY 3, 1999

                                                   (DOLLARS IN THOUSANDS)
                                          PARENT    GUARANTOR    NON-GUARANTOR
                                          COMPANY  SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
Net sales ............................   $    --      $ 144,044    $  16,274    $    --      $ 160,318
Cost of goods sold ...................        --        101,566       12,531         --        114,097
                                         ---------    ---------    ---------    ---------    ---------
Gross profit .........................        --         42,478        3,743         --         46,221

Selling, general and administrative
   expenses ..........................        --         34,832        4,034         --         38,866
Facility closing and reengineering
   costs .............................        --            222          553         --            775
                                         ---------    ---------    ---------    ---------    ---------
Operating income (loss) ..............        --          7,424         (844)        --          6,580
Income on investment in subsidiaries .
                                            (6,689)        --           --          6,689         --
Interest expense, net ................        --         12,404          278         --         12,682
Other expense, net ...................        --             29         --           --             29
                                         ---------    ---------    ---------    ---------    ---------
Loss before reorganization costs and
   income taxes ......................      (6,689)      (5,009)      (1,122)       6,689       (6,131)
Bankruptcy reorganization costs ......        --           --           --           --           --
                                         ---------    ---------    ---------    ---------    ---------
Income (loss) before provision for
   income taxes ......................      (6,689)      (5,009)      (1,122)       6,689       (6,131)
Provision for income taxes ...........        --            512           46         --            558
                                         ---------    ---------    ---------    ---------    ---------
Net income (loss) ....................   $  (6,689)   $  (5,521)   $  (1,168)   $   6,689    $  (6,689)
                                         =========    =========    =========    =========    =========


            Cluett American Corp. and Subsidiaries
    Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)


5. Guarantor Subsidiaries (Continued)

    SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                 TWENTY-SIX WEEKS ENDED JUNE 27, 1998

                                                              (DOLLARS IN THOUSANDS)
                                          PARENT     GUARANTOR   NON-GUARANTOR
                                          COMPANY  SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
Net sales ............................   $    --      $ 150,611    $  18,023    $    --      $ 168,634
Cost of goods sold ...................        --        103,586       12,852         --        116,438
                                         ---------    ---------    ---------    ---------    ---------
Gross profit .........................        --         47,025        5,171         --         52,196

Selling, general and administrative
   expenses ..........................        --         34,032        4,780         --         38,812
Facility closing and reengineering
   costs .............................        --          1,022         --           --          1,022
                                         ---------    ---------    ---------    ---------    ---------
Operating income .....................        --         11,971          391         --         12,362
Income on investment in subsidiaries .
                                                (9)        --           --              9         --
Interest expense, net ................        --          6,899          222         --          7,121
Other (income) expense, net ..........        --             (2)         144         --            142
                                         ---------    ---------    ---------    ---------    ---------
Income before reorganization costs
   and income taxes ..................          (9)       5,074           25            9        5,099
Bankruptcy reorganization costs ......        --         13,179         --           --         13,179
                                         ---------    ---------    ---------    ---------    ---------
Income (loss) before provision for
   income taxes ......................          (9)      (8,105)          25            9       (8,080)
Provision for income taxes ...........        --            570           34         --            604
                                         ---------    ---------    ---------    ---------    ---------
Net income (loss) ................       $      (9)   $  (8,675)   $      (9)   $       9    $  (8,684)
                                         =========    =========    =========    =========    =========


               Cluett American Corp. and Subsidiaries
    Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)


5. Guarantor Subsidiaries (Continued)

    SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
               TWENTY-SIX WEEKS ENDED JULY 3, 1999

                                                              (DOLLARS IN THOUSANDS)
                                            PARENT   GUARANTOR  NON-GUARANTOR
                                           COMPANY SUBSIDIARIES SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
Operating activities
Net loss ...............................   $ (6,689)   $ (5,521)   $ (1,168)   $  6,689    $ (6,689)
Adjustment to reconcile net loss to net
cash and cash equivalents provided by
(used in) operating activities:
  Loss on investments in subsidiaries ..      6,689        --          --        (6,689)       --
  Depreciation .........................       --         4,727         155        --         4,882
  Amortization .........................       --           791        --          --           791
  Loss on disposal of assets ...........       --          (129)       --          --          (129)
  Changes in operating assets and ......       --        (6,597)     (3,114)       --        (9,711)
liabilities
                                               --         -----       -----        --         -----
Net cash and cash equivalents used in
operating activities ...................       --        (6,729)     (4,127)       --       (10,856)

Investing activities
Purchase of fixed assets ...............       --        (5,263)         (5)       --        (5,268)
Proceeds on disposal of fixed assets ...       --         1,102           1        --         1,103
                                               --         -----           -        --         -----
Net cash and cash equivalents used in
investing activities ...................       --        (4,161)         (4)       --        (4,165)

Financing activities
Proceeds on the credit facility ........       --        11,000       3,818        --        14,818
Principal payments on long term debt ...       --        (1,300)       --          --        (1,300)
Principal payments on capital leases ...       --          --            (5)       --            (5)
                                               --         -----       -----        --         -----
Net cash and cash equivalents provided
by financing activities ................       --         9,700       3,813        --        13,513
Effect of foreign currency translation .       --          --             1        --             1

Net change in cash and cash equivalents        --        (1,190)       (317)       --        (1,507)

Cash and cash equivalents at beginning .       --         2,396         472        --         2,868
of year                                        --         -----         ---        --         -----

Cash and cash equivalents at end of ....   $   --        $1,206    $    155    $   --      $  1,361
period .................................       ==         =====         ===        ==         =====





               Cluett American Corp.and Subsidiaries
     Notes to Condensed Consolidated Financial Statements (Unaudited)(continued)

5. Guarantor Subsidiaries (Continued)

     SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                TWENTY-SIX WEEKS ENDED JUNE 27, 1998

                                                                 (DOLLARS IN THOUSANDS)
                                          PARENT     GUARANTOR    NON-GUARANTOR
                                          COMPANY   SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
Operating activities
Net income (loss) ....................   $  (8,684)   $  (8,675)      $   (9)   $   8,684    $  (8,684)
(loss) to net cash and cash
equivalents provided by (used in)
operating activities:
  Loss on investment in subsidiaries .       8,684         --           --         (8,684)        --
  Depreciation and amortization ......        --          4,029          166         --          4,195
  Loss on disposal ...................        --            442        1,463         --          1,905
  Changes of liabilities subject to
     compromise ......................        --        (22,442)        --           --        (22,442)
  Changes in operating assets and ....        --         (2,851)      (5,159)        --         (8,010)
liabilities
                                              --         ------        -----         --         ------
Net cash and cash equivalents used in
operating activities .................        --        (29,497)      (3,539)        --        (33,036)

Investing activities
Purchase of fixed assets .............        --         (5,605)        (135)        --         (5,740)
Proceeds on disposal of fixed assets .        --           --            178         --            178
                                              --          -----          ---         --          -----
Net cash and cash equivalents used in
investing activities .................        --         (5,605)          43         --         (5,562)

Financing activities
Issuance of preferred stock ..........        --         48,125         --           --         48,125
Distribution to parent ...............        --        (87,524)        --           --        (87,524)
Net proceeds on long term debt .......        --        222,000         --           --        222,000
Net borrowings (payments) under
line-of-credit agreement .............        --         (1,756)       3,693         --          1,937
Principal payments on pre-petition
credit facility ......................        --       (146,490)        --           --       (146,490)
Principal payments on capital leases .        --           (433)         (12)        --           (445)
                                              --        -------        -----         --        -------
Net cash and cash equivalents
provided by financing activities .....        --         33,922        3,681         --         37,603
Effect of foreign currency translation        --           --             (9)        --             (9)
Net change in cash and cash ..........        --         (1,180)         176         --         (1,004)
equivalents

Cash and cash equivalents at
beginning of year ....................        --          9,551          468         --         10,019
                                              --          -----          ---         --         ------

Cash and cash equivalents at end of ..   $    --      $   8,371    $     644    $    --      $   9,015
period                                        ==          =====          ===         ==          =====


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: Thirteen weeks ended July 3, 1999 vs. June 27, 1998

The following table is derived from the Company's Consolidated Statements of Operations and sets forth, for the period indicated, net sales, gross profit, operating income, interest expense, bankruptcy reorganization costs and net loss of the Company:

                                                                                    Thirteen weeks ended
                                                                                   July 3,       June 27,
                                                                                    1999           1998
                                                                               ------------------------------
                                                                                   (Dollars In Thousands)

Net sales.................................................................         $79,219        $76,279
Gross profit..............................................................          22,509         23,747
Operating income .........................................................           2,164          4,393
Interest expense .........................................................           6,395          3,310
Bankruptcy reorganization costs...........................................              --         11,644
Net loss..................................................................         $(4,524)      $(11,025)

Net Sales: For the second quarter 1999, net sales for reportable segments (excludes YSL, Burberrys and Canadian retail terminated businesses) were up 10% versus the prior year. The Shirt Group had an 11% net sales increase versus the second quarter of 1998 and the Sock Group recorded a 10% second quarter net sales increase versus the same period last year. The second quarter net sales growth from the Shirt Group relates primarily to strong growth in Kenneth Cole and a more moderate increase in Arrow. The second quarter net sales growth from the Sock Group relates to a strong rebound in Gold Toe sales from a sluggish first quarter combined with solid growth in the Nautica and Jockey sock offerings.

Net sales in the All Other segment were down $3.9 million from the prior year reflecting an exit from the YSL, Burberrys and Canadian retail store businesses. Net sales for the second quarter of 1999 represent the final liquidation of the inventory associated with the YSL and Burberrys businesses.

Gross Profit: For the second quarter of 1999, gross profit decreased $1.2 million (with $1.4 million of the deterioration relating to All Other or terminated businesses) from the second quarter of 1998. The Sock Group improved its second quarter gross margin from 31.8% to 35.4% of net sales year over year. This improvement relates primarily to lower manufacturing and material costs of production. The Shirt Group's gross margin decreased from 30.5% in 1998 to 21.9% for the same period in 1999. This drop was caused by a combination of factors including a sales mix erosion, significant freight expense increases, and negative manufacturing variances (particularly at domestic sewing and cutting operations). The sales mix erosion is primarily in the staple dress shirt arena, which is historically the Shirt Group's most profitable segment. The marketplace is in a fancy dress shirt cycle (which offers lower gross margins and higher markdown risk) and overall sales conditions for staple dress shirts remain depressed. The freight expense increase relates to the Shirt Group's failure to hedge its shipping costs out of Asia, which have skyrocketed in the last 9 months. The negative manufacturing variances arose out of increased make in dress shirts plus domestic plant inefficiencies.

Operating Income: The Company's operating income declined to $2.2 million from $4.4 million for the thirteen weeks ended July 3, 1999, primarily due to the Shirt Group's reduced gross margin discussed above and the Shirt Group's increased selling, distribution, general & administrative spending. Additionally, during the second quarter, the Company incurred net restructuring costs of $775,000 as a result of the consolidation of certain administrative functions within the Shirt Group.

Interest expense: Interest expense increased $3.1 million for the thirteen weeks ended July 3, 1999 as a result of higher debt levels existing after the Recapitalization which was completed on May 18, 1998.

Bankruptcy Reorganization Costs: The Company's bankruptcy proceedings concluded in May 1998. As a result, there were no bankruptcy reorganization costs for the thirteen weeks ended July 3, 1999. For the thirteen weeks ended June 27, 1998, bankruptcy reorganization costs represented payment of post-petition interest, default interest and fees to creditors in accordance with the terms of the bankruptcy reorganization plan.

Net loss: Net loss for the thirteen weeks ended July 3, 1999 decreased $6.5 million to a loss of $4.5 million from a loss of $11.0 million for the same period in 1998. This reduction was primarily related to the decline in the bankruptcy reorganization costs offset by the decline in the Shirt Group's operating profit and the Company's overall increased interest expense.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Results of Operations: Twenty-six weeks ended July 3, 1999 vs. June 27, 1998

The following table is derived from the Company's Consolidated Statements of Operations and sets forth, for the period indicated, net sales, gross profit, operating income, interest expense, bankruptcy reorganization costs and net income (loss) of the Company:

                                                                                   Twenty-six weeks ended
                                                                                   July 3,       June 27,
                                                                                    1999           1998
                                                                               ------------------------------
                                                                                   (Dollars In Thousands)

Net sales.................................................................        $160,318       $168,634
Gross profit..............................................................          46,221         52,196
Operating income .........................................................           6,580         12,362
Interest expense .........................................................          12,682          7,121
Bankruptcy reorganization costs...........................................              --         13,179
Net loss..................................................................         $(6,689)       $(8,684)

Net Sales: For the twenty-six weeks ended July 3, 1999, net sales for reportable segments (excluding the YSL, Burberrys and Canadian retail terminated businesses) were up 1% versus the prior year. The Shirt Group had a 1% net sales decrease versus the first half of 1998 and the Sock Group recorded a 2% first half net sales increase versus the same period last year. Both groups had a sluggish or disappointing first quarter of 1999 offset by an improved level of sales activity in the second quarter of 1999 as compared to the prior year.

Net sales in the All Other segment (YSL, Burberrys and Canadian retail businesses) were down $8.9 million from the prior year reflecting the decision to exit the businesses in 1998. $5.6 million of All Other net sales in the first six months of 1999 represent the final liquidation of the YSL and Burberrys inventory.

Gross Profit: For the twenty-six weeks ended July 3 1999, gross profit decreased $6.0 million (with $4.0 million of the deterioration relating to All Other or terminated businesses) from the first half of 1998. The Sock Group improved its first half gross margin from 32.0% to 35.0% of net sales year over year. The Shirt Group's gross margin decreased from 29.6% of net sales to 24.3% for the same period in 1999. The reasons for the improvement, in the case of the Sock Group, and the decline, in the case of the Shirt Group, are consistent with those as outlined for the second quarter of 1999.

Operating Income: The Company's operating income declined to $6.6 million from $12.4 million for the twenty-six weeks ended July 3, 1999, primarily due to the Shirt Group's gross margin deterioration and the gross margin loss due to terminated licenses discussed above.

Interest expense: Interest expense increased $5.6 million for the twenty-six weeks ended July 3, 1999 as a result of higher debt levels existing after the Recapitalization which was completed on May 18, 1998.

Bankruptcy Reorganization Costs: The Company's bankruptcy proceedings concluded in May 1998. As a result, there were no bankruptcy reorganization costs for the twenty-six weeks ended July 3, 1999. For the twenty-six weeks ended June 27, 1998, bankruptcy reorganization costs represented payment of post-petition interest, default interest, and fees to creditors in accordance with the terms of the bankruptcy reorganization plan.

Net loss: Net loss for the twenty-six weeks ended July 3, 1999 decreased $2.0 million to a loss of $6.7 million from a loss of $8.7 million for the same period in 1998. This reduction was primarily related to the decline in the bankruptcy reorganization costs offset by the decline in the Shirt Group's operating profit and the Company's overall increased interest expense.

In a continuing effort to reduce operating costs and increase efficiencies, the Company incurred net restructuring costs of $775,000, during the second quarter 1999, as a result of the consolidation of certain functions within the Shirt Group. This consolidation is expected to yield annual cost savings of approximately $600,000 beginning in 2000.

In order to reduce its current domestic to imported goods manufacturing ratio, improve productivity and asset utilization, the Company announced, on August 2, 1999, plans to close its owned manufacturing facility located in Enterprise, Alabama. The closure, which is expected to occur by October 15, 1999, will yield annual pre-tax cost savings of approximately $3.2 million. The restructuring plan, which is anticipated to cost approximately $1.8 million, includes severance and benefits to terminate approximately 280 employees and costs related to the physical closure of the facility. The Company will record the restructuring costs during the third quarter in accordance with the requirements of Emerging Issues Task Force Pronouncement 94-3.

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

The Senior Credit Facility (which was amended on December 18, 1998 and March 19,
1999) is secured by virtually all domestic assets of the Company and its domestic subsidiaries and contains a number of covenants that, among other things, restrict the ability of the Company and its subsidiaries, other than pursuant to specified exceptions, to dispose of assets, incur additional indebtedness, incur guarantee obligations, repay other indebtedness, pay dividends, create liens on assets, enter into leases, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, make capital expenditures, enter into sale and leaseback transactions, change the nature of their business or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities. In addition, under the Senior Credit Facility the Company is required to comply with specified financial ratios and tests, including minimum fixed charge coverage and interest coverage ratios and maximum leverage ratios, including a senior leverage ratio and a total leverage ratio, each of which is tested as of the last day of each fiscal quarter of the Company. During the quarter, the Company was not in compliance with certain financial ratios and its lenders granted it a waiver for this quarter. As a result, the Company currently has full use of its credit facilities. The Company is in the process of renegotiating its financial covenants and expects to have an agreement in place prior to the end of the third calendar quarter. Despite the waiver, accounting rules require that the Company classify any outstandings under the Senior Credit Facility as a current liability until such time as a longer term agreement becomes effective.

The Company typically makes capital expenditures related primarily to the maintenance and improvement of manufacturing facilities and equipment modernization. Net capital spending in both the first twenty-six weeks of 1999 was $4.2 million and 1998 was $5.6 million. The Company anticipates overall capital spending levels for 1999 to be approximately $9.3 million. The Company's principal sources of cash to fund these capital requirements are net cash provided by operating activities as well as borrowings, if needed, under its Senior Credit Facility.

Net cash used by operations for the twenty-six weeks ended July 3, 1999 was $(10.9) million, as compared to $(33.0) million for the same period in the prior year. The significant improvement in cash used by operations was primarily due to the settlement of certain prepetition liabilities, which were paid during the second quarter of 1998. For 1999, the net cash used by operations results primarily from an inventory increase at the Shirt Group. Inventory levels were higher at the Shirt Group because of the growth in Kenneth Cole, the timing differences of shipments year over year, and a build up in staple dress shirt inventory arising out of sales softness during the period.

For the twenty-six weeks ended July 3, 1999, net cash provided by financing activities was $13.5 million compared with $37.6 million for the twenty-six weeks ended June 27, 1998.

Year 2000 Risk

As is more fully described in the Company's Annual Report filed on Form 10-K for the fiscal year ended December 31, 1998, the Company has undertaken various initiatives intended to ensure that its computer equipment and software will function properly with respect to dates in the year 2000 and thereafter. Based upon its identification and assessment efforts to date, the Company believes that certain of the computer equipment and software it currently uses will require replacement or modification. In addition, in the ordinary course of replacing computer equipment and software, the Company attempts to obtain replacements that it believes are Year 2000 compliant. Utilizing both internal and external resources to identify and assess needed Year 2000 remediation, the Company currently anticipates that its Year 2000 identification, assessment, remediation, and testing efforts, will be completed by August 30, 1999, and that such efforts will be completed prior to any currently anticipated impact on its computer equipment and software.

                    YEAR 2000 INITIATIVE                                       TIME FRAME             PERCENT COMPLETE

Initial IT Systems Assessment                                                 December 1998                  100%
Remediation and Testing of Central/Distributed Systems                          August 1999                   85%
Remediation and Testing of Store/Distribution Systems                           August 1999                   85%
Upgrades to Telephone/PBX/Other Systems                                       December 1998                  100%
EDI Trading Partner Conversions                                                 August 1999                   90%
Identification, Assessment, Remediation, & Testing
of Desktop Systems                                                              August 1999                   90%
Identification, Assessment & Testing of Non-IT Systems                        December 1998                  100%

The Company has also mailed letters to its significant vendors, service providers and customers to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues and whether the products and services purchased from or by such entities are Year 2000 compliant. As of July 1999, the Company had received responses from approximately 90% of such third parties, and 100% of the companies that have responded have provided written assurances that they expect to address all their significant Year 2000 issues on a timely basis.

The Company believes that the cost of its Year 2000 identification, assessment, remediation, and testing efforts, as well as currently anticipated costs to be incurred by the Company with respect to Year 2000 issues of third parties, will not exceed $600,000, which expenditures will be funded from operating cash flows. Such amount represents less than 3% of the Company's total actual and anticipated IT expenditures for fiscal 1997 through fiscal 1999. As of July 23, 1999, the Company had incurred costs of approximately $490,000 related to its Year 2000 identification, assessment, remediation, and testing efforts. All of the $490,000 relates to analysis, repair, or replacement of existing software, upgrades to existing software, or evaluation of information received from significant vendors, service providers, or customers. Other non-Year 2000 IT efforts have not been materially delayed or impacted by Year 2000 initiatives. The Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company. However, if all Year 2000 issues are not properly identified, or assessment, remediation, and testing are not effected timely with respect to Year 2000 problems that are identified, there can be no assurance that the Year 2000 issue will not materially adversely impact the Company's results of operations or adversely affect the Company's relationships with customers, vendors, or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's systems or results of operations.

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


Cautionary Statement Regarding Forward-Looking Statements

The Quarterly Report on Form 10-Q contains certain statements which describe the Company's beliefs concerning future business conditions and the outlook for the Company based on currently available information. The preceding Management's Discussion and Analysis contains forward-looking statements regarding the Company's performance, financial condition, liquidity and the adequacy of its capital resources. These forward looking statements are subject to risks, uncertainties and other factors which could cause the Company's actual results, performance, condition or achievement to differ materially from those expressed in, or implied by these statements. As a result, the Company cautions that the forward-looking statements are qualified by the financial strength of the retail industry, the risks of increased competition from other manufacturers of men's dress shirts and socks, shifting consumer demand, changing consumer credit markets and general economic conditions, hiring and retaining effective team members, sourcing merchandise from domestic and international vendors, preparing for the impact of year 2000, the Company's ability to reach an agreement with its lenders and other risks and uncertainties. Therefore, while management believes that there is a reasonable basis for the forward-looking statements, undue reliance should not be placed on those statements.



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

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended July 3, 1999.

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

             (3)      List of Exhibits

(b) The Company did not file any reports on Form 8-K during the thirteen weeks ended July 3, 1999

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

     *10.2.3 Waiver to the Credit Agreement and Assignment dated July 28, 1999 by an among Cluett American Corp., Cluett American Investment Corp., Cluett American Group, Inc. and certain subsidiaries, the Existing Lenders, New Lenders, and agents (incorporated by reference to Exhibit
          10.2.1 to the Company's Annual Report on Form 10-K (Reg No. 333-58059) filed on March 29, 1999).

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




                   CLUETT AMERICAN CORP.
                       (Registrant)


August 12, 1999                  /s/ Bryan P. Marsal
                                 -------------------------------------------
                                 Bryan P. Marsal
                                 Director, President and Chief Executive Officer


August 12, 1999                  /s/ W. Todd Walter
                                 -------------------------------------------
                                 W. Todd Walter
                                 Vice President and  Chief Financial
                                 and Accounting Officer

EXHIBIT INDEX

10.2.3 Waiver to the Credit  Agreement and Assignment  dated as of July
       28, 1999
27     Financial Data Schedule

Item 6 (d). Financial Statement Schedules


                                   SCHEDULE II

                              CLUETT AMERICAN CORP.

                        VALUATION AND QUALIFYING ACCOUNTS

                             (DOLLARS IN THOUSANDS)

COLUMN A                               COLUMN B                  COLUMN C                   COLUMN D        COLUMN E
                                                                 ADDITIONS


                                      BALANCE AT       CHARGED TO        CHARGED TO                          BALANCE
                                      BEGINNING         COSTS AND           OTHER                            AT END
DESCRIPTION                           OF PERIOD         EXPENSES          ACCOUNTS         DEDUCTIONS       OF PERIOD

Period Ended July 3, 1999:
    Deductions from
     asset accounts:
     Allowance for
     Doubtful Accounts                      $1,568          $ 400 (a)        $  -- (b)        $    43(c)     $ 1,925
     Customer Allowances                     6,894          4,444               --              4,529(c)       6,809
     Inventory reserves                      5,149            822 (d)           --              3,437          2,534
                                             -----          -------        --------        ----------          -----
           Total                           $13,611         $5,666            $  --            $ 8,009        $11,268
                                           =======       ============      ========        ==========         ======




(a)       Provision for doubtful accounts.
(b)       Recoveries of doubtful accounts previously written off.
(c) Primarily uncollectible accounts charged against the allowance provided therefor.
(d)       Primarily related to the liquidation of excess inventory