Form 10-Q
period 1999-10-06
CLUETT AMERICAN CORP
filed 1999-11-16
CIK 1064435

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended October 2, 1999

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No


No stock is held by any non-affiliates of the registrant as of October 2, 1999

                     Cluett American Corp. and Subsidiaries
                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

                                                                            Page
Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of October 2, 1999
and December 31, 1998                                                        F-1

Condensed Consolidated Statements of Operations for the
thirteen and thirty-nine
week periods ended October 2, 1999 and September 26, 1998                    F-2

Condensed Consolidated  Statements of Cash Flows for the
thirty-nine weeks ended October 2, 1999 and September 26, 1998               F-3

Notes to Condensed Consolidated Financial Statements - October 2, 1999       F-4


Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations.                                                     1


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.           7





                           PART II - OTHER INFORMATION



Item 1.   Legal Proceedings                                                    8

Item 4.   Submission of Matters to a Vote of Security Holders                  8

Item 6.   Exhibits and Reports on Form 8-K                                     8


SIGNATURES                                                                    12



                     Cluett American Corp. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                 (Dollars In Thousands, except per share data)


                                                                                October 2,    December 31,
                                                                                   1999           1998
                                                                               -----------------------------
                                                                               (Unaudited)    (Note 1)
                                   Assets
Current assets:
   Cash and cash equivalents..........................................        $     7,062     $  2,868
   Accounts receivable, net...........................................             51,368       46,786
   Inventories .......................................................             89,197       74,599
   Prepaid expenses and other current assets..........................              3,734        3,972
                                                                              ----------------------------
Total current assets..................................................            151,361      128,225
Property, plant and equipment, net....................................             47,596       48,124
Pension assets........................................................
                                                                                   32,883       31,383
Deferred financing fees...............................................             10,559       11,198
Goodwill..............................................................              4,692            -
Other noncurrent assets...............................................              2,006        1,845
                                                                              ============================
Total assets..........................................................           $249,097     $220,775
                                                                              ============================

                  Liabilities and stockholder's deficit Current liabilities:
   Accounts payable and accrued expenses..............................           $ 35,430    $  40,107
   Accrued interest payable...........................................              6,321        2,332
   Short-term debt and current portion of long-term debt..............             18,359       10,248
   Income taxes payable...............................................              1,827        1,475
                                                                              ----------------------------
Total current liabilities.............................................             61,937       54,162

Due to parent.........................................................             28,771       27,974
Long-term debt and capital lease obligations..........................            266,457      235,681
Dividends payable.....................................................              2,403          605
Other non-current liabilities.........................................                130          111
Senior exchangeable preferred stock, cumulative, $.01 par value:
   authorized 4,950,000, issued and outstanding 563,901 shares
   (liquidation preference of $56,390)................................            54,724        51,288
Stockholder's deficit:
   Common stock, $1 par value: authorized, issued and outstanding 1,000
      shares..........................................................                  1            1
   Additional paid-in capital.........................................            111,683      116,919
   Accumulated deficit................................................           (276,567)    (264,933)
   Other comprehensive loss...........................................               (442)      (1,033)
                                                                              ----------------------------
Total stockholder's deficit...........................................           (165,325)    (149,046)
                                                                              ============================
Total liabilities and stockholder's deficit...........................          $ 249,097    $ 220,775
                                                                              ============================


                             See accompanying notes.


                                      F-1

                                      Condensed Consolidated Statements of Operations (Unaudited)
                                                        (Dollars In Thousands)


                                                             Thirteen weeks ended               Thirty-nine weeks ended
                                                         October 2,      September 26,        October 2,    September 26,
                                                            1999             1998                1999            1998
                                                       ---------------- ----------------     ------------- -----------------
Net sales..........................................            $87,438          $93,264          $247,756          $261,898
Cost of goods sold.................................             64,946           66,257           179,043           182,695
                                                       ---------------- ----------------     ------------- -----------------
Gross profit.......................................             22,492           27,007            68,713            79,203

Selling, general and administrative expenses.......             18,979           21,129            57,845            59,958
Facility closing and reengineering costs...........              1,483            -                 2,258             1,022
                                                       ---------------- ----------------     ------------- -----------------
Operating income...................................              2,030            5,878             8,610            18,223
Interest expense, net..............................              6,726            6,281            19,408            13,544
Other expense, net.................................                 50                -                79                 -
                                                       ---------------- ----------------     ------------- -----------------
Income (loss) before reorganization costs and
   income taxes....................................            (4,746)            (403)          (10,877)             4,679
Bankruptcy reorganization costs....................              -                -                    -             13,179
                                                       ---------------- ----------------     ------------- -----------------
Loss before provision for income taxes.............            (4,746)            (403)          (10,877)           (8,500)
Provision for income taxes.........................                193              312               751               899
                                                       ---------------- ----------------     ------------- -----------------
Net loss ..........................................           $(4,939)           $(715)         $(11,628)          $(9,399)
                                                       ================ ================     ============= =================






                             See accompanying notes.


                                      F-2

                                      Condensed Consolidated Statements of Cash Flows (Unaudited)
                                                        (Dollars in Thousands)


                                                                               Thirty-nine weeks ended
                                                                              October 2,   September 26,
                                                                                 1999           1998
                                                                            ------------------------------
Operating activities
Net loss...........................................................            $(11,628)      $(9,399)
Adjustment to reconcile net loss  to net cash and cash equivalents used in operating activities:
   Depreciation....................................................               7,225         6,295
   Amortization....................................................               1,235           585
   Loss (Gain)  on disposal of property, plant & equipment.........                 (57)            -
   Write-down of property, plant & equipment.......................                 360             -
   Changes of liabilities subject to compromise-reorganization.....                   -       (22,442)

Changes in operating  assets and  liabilities,  net of effects from  purchase of
   CAT:
   Accounts receivable.............................................              (4,229)       (6,382)
   Inventories.....................................................             (13,932)      (14,661)
   Prepaid expenses and other current assets.......................                 282       (12,099)
   Pension and other noncurrent assets.............................              (1,751)         (561)
   Accounts payable and accrued expenses...........................              (1,762)          727
   Income taxes payable............................................                 352          (557)
   Other liabilities...............................................                 744         3,797
   Effect of changes in foreign currency...........................                 763             -
                                                                            ----------------------------
Net cash and cash equivalents used in operating activities.........             (22,398)      (54,697)

Investing activities
Purchase of fixed assets...........................................              (8,168)       (7,640)
Purchase of CAT, net of cash acquired..............................              (4,954)            -
Proceeds on disposal of fixed assets...............................               1,115            77
                                                                            ----------------------------
Net cash and cash equivalents used in investing activities.........             (12,007)       (7,563)

Financing activities
Issuance of preferred stock........................................                   -        48,125
Distribution to parent.............................................                   -       (87,522)
Principal payments on pre-petition credit facility.................                   -      (146,490)
Proceeds from long term debt.......................................                   -       226,000
Principal payments on long term debt ..............................              (2,634)       (4,000)
Net borrowings under line-of-credit agreement .....................              38,352        20,213
Net proceeds from long term note (CAT).............................               2,881             -
Principal payments on capital leases...............................                 (11)       (2,396)
                                                                            ----------------------------
Net cash and cash equivalents provided by financing activities.....              38,588        53,930

Effect of exchange rate changes on cash............................                  11           (36)
                                                                            ----------------------------
Net change in cash and cash equivalents............................               4,194        (8,366)
Cash and cash equivalents at beginning of period...................               2,868        10,019
                                                                            ============================
Cash and cash equivalents at end of period.........................         $       7,062      $1,653
                                                                            ============================


                             See accompanying notes.

                                      F-3

        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                 October 2, 1999

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Cluett American Corp. and Subsidiaries, (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen and thirty-nine week periods ended October 2, 1999 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 1999.

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

The Company uses a 5-4-4 week fiscal quarter whereby the fiscal quarter ends on the Saturday nearest the end of the calendar quarter, which accordingly was October 2, 1999 and September 26, 1998, respectively.

Certain amounts in the prior year financial statements and footnotes have been reclassified to conform to the current year presentation.


2. Acquisition

On July 13, 1999, the Company acquired 100% of the outstanding common stock of Central American Tailoring ("CAT"), incorporated under the laws of Honduras, for $5.0 million including related acquisition costs. CAT had been a captive contractor providing sewing services. The purchase price was comprised of cash of $1.6 million, the issuance of a $2.9 million long-term note and other related acquisition costs of $0.5 million. The cash payment was financed primarily under the Company's revolving credit agreement. The acquisition was accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of the acquired business are included in the consolidated balance sheet as of October 2, 1999. The operating results of CAT have been included in the consolidated statements of operations from the date of acquisition. The excess purchase price over the fair market value of the underlying assets of $4.7 million was allocated to goodwill.

3. Inventories

         Inventories consist of the following at the specified date:

                                                                December 31,         October 2,
                                                                    1999                1998
                                                             ------------------ -----------------
                                                                   (Dollars In Thousands)

Finished goods                                                     $66,702            $60,134
Work in process                                                      9,610              4,189
Raw materials and supplies                                          12,885             10,276
                                                             ================== =================
                                                                   $89,197            $74,599
                                                             ================== =================



4. Comprehensive Income

For the periods ending October 2, 1999 and September 26, 1998, accumulated other comprehensive loss as shown in the consolidated balance sheets was comprised of foreign currency translation adjustments, which prior to the adoption was reported separately in stockholder's deficit. The components of comprehensive loss, for these periods were as follows:

                                                             Thirteen weeks ended               Thirty-nine weeks ended
                                                          October 2,     September 26,        October 2,    September 26,
                                                             1999            1998                1999            1998
                                                        --------------- ----------------     ------------- -----------------
                                                                              (Dollars In Thousands)
Net loss...........................................         $(4,939)         $(715)           $(11,628)       $ (9,399)
Foreign currency translation adjustment............              992          (352)                  591         1,633
                                                        ================ ===============     ============= =================
Comprehensive loss.................................        $(3,947)         $(1,067)          $(11,037)         $(7,766)
                                                        ================ ===============     ============= =================



5. Segment Data

The Company identifies its reportable segments based on the segment's product offerings. For the quarter ended October 2, 1999, the Company conducted its business through two principal segments: the Sock Group and the Shirt Group. During the fiscal year ended December 31, 1998, management decided to exit the Burberrys and the Yves Saint Laurent ("YSL") businesses. Consequently, the Company terminated the Burberrys and YSL license agreements and ceased distributing products under these brands as of June 30, 1999. Because of the termination of these license agreements, the financial results of these brands have been restated and reported under the All Other segment. For financial reporting purposes, the dress shirt business under the Kenneth Cole trademark, which was launched in Fall 1998 (previously reported under the Designer Group) was consolidated into the Shirt Group financial results and the sock business under the Kenneth Cole trademark was consolidated into the Sock Group financial results. During the second quarter, the Company restated both the Sock Group and Shirt Group prior year's financial results for the addition of the Kenneth Cole brand.

                                                                Thirteen weeks ended              Thirty-nine weeks ended
                                                           October 2,         September 26,    October 2,      September 26,
                                                              1999               1998            1999             1998
                                                        ----------------- --- ------------    ------------ -- -------------
                                                                              (Dollars in Thousands)
Net Sales
                                      Sock                       $42,776           $41,988       $115,685         $113,534
                                      Shirt                       46,204            46,346        131,397          132,095
                                      All Other                      803             7,689          6,409           22,195
                                      Intersegment               (2,345)           (2,759)        (5,735)          (5,926)
                                                                 -------           -------        -------          -------
                                                                 $87,438           $93,264       $247,756         $261,898
                                                                 =======           =======       ========         ========
Operating Income (loss) excluding
facility closing and reengineering
costs
                                      Sock                         7,964             7,198         19,401           16,571
                                      Shirt                      (3,520)             2,895        (6,070)            8,338
                                      All Other                    (931)           (4,215)        (2,463)          (5,664)
                                                                   -----           -------        -------          -------
                                                                   3,513             5,878         10,868           19,245
                                                                   =====             =====         ======           ======

Depreciation
                                      Sock                         1,511             1,335          4,531            4,005
                                      Shirt                          832               757          2,694            2,278
                                      All Other                      ---                12          ---                 12
                                                                     ---                --          -----               --
                                                                   2,343             2,104          7,225            6,295
                                                                   =====             =====          =====            =====
Amortization
                                      Sock                           ---               ---            ---              ---
                                      Shirt                           49                22             59               22
                                      All Other                      395               563          1,176              563
                                                                     ---               ---          -----              ---
                                                                     444               585          1,235              585
                                                                     ===               ===          =====              ===
Identifiable Assets
                                      Sock                        88,561            86,456         88,561           86,456
                                      Shirt                      107,086           107,900        107,086          107,900
                                      All Other                      275            11,155            275           11,155
                                                                     ---            ------            ---           ------
                                                                $195,922          $205,511       $195,922         $205,511
                                                                ========          ========       ========         ========
EBITDA (a)
                                      Sock                         9,475             8,533         23,932           20,576
                                      Shirt                      (2,688)             3,674        (3,366)           10,638
                                      All Other                    (931)           (4,203)        (2,463)           (5,652)
                                                                   -----           -------        -------          -------
                                                                   5,856             8,004        18,103            25,562
                                                                   =====             =====        ======            ======

(a) EBITDA does not include intangible amortization of $1,225 which accrue below the line and asa thus is not included in the EBITA calculation.

Reconciliation of Reportable Segments Net Sales, Operating Income and Identifiable Assets

                                                                  Thirteen weeks ended               Thirty-nine weeks ended
                                                           October 2,       September 26,         October 2,       September 26,
                                                              1999               1998                1999              1998
                                                          -------------- -- ---------------      ------------- -- ----------------

                                                                                  (Dollars In Thousands)
   Net Sales
       Total net sales for reportable  segments                 $88,980         $88,334            $247,082             $245,629
       Other net sales                                              803           7,689               6,409               22,195
       Elimination of intersegment net sales                    (2,345)          (2,759)             (5,735)              (5,926)
                                                                -------          -------            -------              -------

             Total consolidated net sales                        87,438          93,264             247,756              261,898
                                                                 ======          ======             =======              =======


   Operating Profit (Loss)
       Total    operating    profit    or    loss    for
   reportable               segments                              4,444                 10,093        13,331               24,909
       Other operating profit or loss                             (614)                (3,461)         (613)              (4,886)
       Unallocated amounts:
          Corporate expense                                       (817)                (1,252)       (3,353)              (2,272)
          Facility closing and reengineering costs              (1,483)                     --       (2,258)              (1,022)
       Adjustment to pension expense in consolidation               500                    498         1,503                1,494
                                                                    ---                    ---         -----                -----

             Total operating profit                               2,030                  5,878         8,610               18,223
                                                                  =====                  =====         =====               ======


   Assets
       Total assets for reportable segments                     195,647                194,356       195,647              194,356
       All other assets                                             275                 11,155           275               11,155
       Unallocated amounts:
          Deferred finance costs                                 10,507                 11,554        10,507               11,554
          Pension assets                                         32,883                 31,722        32,883               31,722
          Other unallocated amounts                               9,785                (4,732)         9,785              (4,732)
                                                                  -----                -------         -----              -------

                Consolidated total                             $249,097               $244,055      $249,097             $244,055
                                                               ========               ========      ========             ========

6. Guarantor Subsidiaries

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

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                 OCTOBER 2, 1999
                             (DOLLARS IN THOUSANDS)

                                              PARENT        GUARANTOR       NON-GUARANTOR
                                            COMPANY      SUBSIDIARIES        SUBSIDIARIES     ELIMINATIONS       CONSOLIDATED
Assets
Current assets:
   Cash and cash equivalents......        $     --      $     6,867       $         195       $         --      $       7,062
   Accounts receivable, net.......              --           44,242               7,126                 --             51,368
   Inventories (Note 2)...........              --           75,397              13,800                 --             89,197
   Prepaid expenses and other
      current assets..............              --            3,225                 509                 --              3,734
                                                --            -----                 ---                 --              -----
Total current assets..............              --          129,731              21,630                 --            151,361
Investment in subsidiaries........        (97,958)               --                  --             97,958                 --
Intercompany receivable (payable)           15,000         (15,000)                  --                 --                 --
Property, plant and equipment, net              --           45,613               1,983                 --             47,596
Pension assets....................              --           32,883                  --                 --             32,883
Deferred financing fees...........              --           10,559                  --                 --             10,559
Goodwill..........................              --            4,692                  --                 --              4,692
Other noncurrent assets...........              --            1,252                 754                 --              2,006
                                                --            -----                 ---                 --              -----
Total assets......................      $ (82,958)     $    209,730      $       24,367      $      97,958      $     249,097
                                          ========          =======              ======             ======            =======


Current liabilities:
   Accounts payable and accrued
      expenses....................        $     --      $    32,956      $        2,474       $         --      $      35,430
     Accrued interest payable.....              --            6,321                  --                 --              6,321
   Short-term debt and current
      portion of long-term debt...              --            9,173               9,186                 --             18,359
   Income taxes payable...........              --            1,620                 207                 --              1,827
                                                --            -----                 ---                 --              -----
Total current liabilities.........              --           50,070              11,867                 --             61,937

Due to parent.....................              --           28,771                  --                 --             28,771
Long-term debt and capital lease
   obligations....................              --          266,224                 233                 --            266,457
Dividends payable.................           2,403               --                  --                 --              2,403
Other non-current liabilities.....              --              130                  --                 --                130
Senior exchangeable preferred
   stock, cumulative, $.01 par
   value: authorized 4,950,000,
   issued and outstanding:
   563,901 shares (liquidation              54,724               --                  --                 --             54,724
   preference of $56,390).........
Stockholder's deficit.............        (140,085)        (135,465)              12,267             97,958          (165,325)
                                          ---------        ---------              ------             ------          ---------
Total liabilities and                    $ (82,958)     $    209,730      $       24,367      $      97,958      $     249,097
stockholder's deficit.............         ========          =======              ======             ======            =======


               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)

                                          PARENT        GUARANTOR       NON-GUARANTOR
                                          COMPANY      SUBSIDIARIES        SUBSIDIARIES     ELIMINATIONS       CONSOLIDATED
Assets
Current assets:
   Cash and cash equivalents......        $     --      $     2,396       $         472       $         --      $       2,868
   Accounts receivable, net.......              --           42,599               4,187                 --             46,786
   Inventories (Note 2)...........              --           63,158              11,441                 --             74,599
   Prepaid expenses and other
      current assets..............              --            3,168                 804                 --              3,972
                                                --            -----                 ---                 --              -----
Total current assets..............              --          111,321              16,904                 --            128,225
Investment in subsidiaries........        (86,330)               --                  --             86,330                 --
Intercompany receivable (payable)           15,000         (15,000)                  --                 --                 --
Property, plant and equipment, net              --           46,112               2,012                 --             48,124
Pension assets....................              --           31,383                  --                 --             31,383
Deferred financing fees...........              --           11,198                  --                 --             11,198
Other noncurrent assets...........              --            1,012                 833                 --              1,845
                                                --            -----                 ---                 --              -----
Total assets......................      $ (71,330)     $    186,026      $       19,749      $      86,330      $     220,775
                                          ========          =======              ======             ======            =======

Liabilities and stockholder's deficit Current liabilities:
   Accounts payable and accrued
      expenses....................        $     --      $    35,449      $        4,658       $         --      $      40,107
     Accrued interest payable.....              --            2,332                  --                 --              2,332
   Short-term debt and current
      portion of long-term debt...              --            6,600               3,648                 --             10,248
   Income taxes payable...........              --            1,268                 207                 --              1,475
                                                --            -----                 ---                 --              -----
Total current liabilities.........              --           45,649               8,513                 --             54,162

Due to parent.....................              --           27,974                  --                 --             27,974
Long-term debt and capital lease
   obligations....................              --          235,450                 231                 --            235,681
Dividends payable.................             605               --                  --                 --                605
Other non-current liabilities.....              --              111                  --                 --                111
Senior exchangeable preferred
   stock, cumulative, $.01 par
   value: authorized 4,950,000,
   issued and outstanding:
   530,730 shares (liquidation              51,288               --                  --                 --             51,288
   preference $53,073)
Stockholder's deficit.............       (123,223)        (123,158)              11,005             86,330          (149,046)
                                         ---------        ---------              ------             ------          ---------
Total liabilities and                   $ (71,330)     $    186,026      $       19,749      $      86,330      $     220,775
stockholder's deficit.............        ========          =======              ======             ======            =======

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      THIRTEEN WEEKS ENDED OCTOBER 2, 1999
                             (DOLLARS IN THOUSANDS)

                                             PARENT        GUARANTOR       NON-GUARANTOR
                                            COMPANY      SUBSIDIARIES        SUBSIDIARIES     ELIMINATIONS       CONSOLIDATED
Net sales.............................    $     --      $    79,669      $        7,769       $         --      $      87,438
Cost of goods sold....................          --           58,197               6,749                 --             64,946
                                                --           ------               -----                 --             ------
Gross profit..........................          --           21,472               1,020                 --             22,492

Selling, general and administrative
     expenses.........................          --           17,258               1,721                 --             18,979
                                                --
Facility closing and reengineering
     costs............................          --            1,361                 122                 --              1,483
                                                --            -----                 ---                 --              -----
Operating income......................          --            2,853               (823)                 --              2,030
Loss on investments in
     subsidiaries ....................     (4,939)               --                  --              4,939                 --
Interest expense, net.................          --            6,549                 177                 --              6,726
Other expense, net....................          --               49                   1                 --                 50
                                                --               --                   -                 --                 --
Income before reorganization costs
   and income taxes...................     (4,939)          (3,745)             (1,001)              4,939            (4,746)
Bankruptcy reorganization costs.......          --               --                  --                 --                 --
                                                --               --                  --                 --                 --
Income (loss) before provision for
   income taxes.......................     (4,939)          (3,745)             (1,001)              4,939            (4,746)
Provision for income taxes............          --              167                  26                 --                193
                                                --              ---                  --                 --                ---
Net loss..............................  $  (4,939)     $    (3,912)     $       (1,027)      $       4,939     $      (4,939)
                                           =======          =======             =======              =====            =======


          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     THIRTEEN WEEKS ENDED SEPTEMBER 26, 1998
                             (DOLLARS IN THOUSANDS)

                                             PARENT        GUARANTOR         NON-GUARANTOR
                                             COMPANY      SUBSIDIARIES        SUBSIDIARIES     ELIMINATIONS       CONSOLIDATED
Net sales.............................    $     --      $    86,002      $        7,262       $         --      $      93,264
Cost of goods sold....................          --           59,509               6,748                 --             66,257
                                                --           ------               -----                 --             ------
Gross profit..........................          --           26,493                 514                 --             27,007

Selling, general and administrative
     expenses.........................          --           18,775               2,354                 --             21,129
Facility closing and reengineering
     costs............................          --               --                  --                 --                 --
                                                --               --                  --                 --                 --
Operating income......................          --            7,718             (1,840)                 --              5,878
Income on investment in
     subsidiaries.....................       (715)               --                  --                715                 --
Interest expense, net.................          --            6,293                (12)                 --              6,281
                                                --            -----                ----                 --              -----
Income before reorganization costs
   and income taxes...................       (715)            1,425             (1,828)                715              (403)
Bankruptcy reorganization costs.......          --               --                  --                 --                 --
                                                --               --                  --                 --                 --
Income (loss) before provision for
   income taxes.......................       (715)            1,425             (1,828)                715              (403)
Provision for income taxes............          --              306                   6                 --                312
                                                --              ---                   -                 --                ---
Net income (loss).....................   $   (715)       $    1,119  $          (1,834)         $      715       $      (715)
                                             =====            =====             =======                ===               ===


          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     THIRTY-NINE WEEKS ENDED OCTOBER 2, 1999
                             (DOLLARS IN THOUSANDS)

                                            PARENT        GUARANTOR       NON-GUARANTOR
                                           COMPANY      SUBSIDIARIES        SUBSIDIARIES     ELIMINATIONS       CONSOLIDATED
Net sales.............................    $     --     $    223,713      $       24,043       $         --      $     247,756
Cost of goods sold....................          --          159,763              19,280                 --            179,043
                                                --          -------              ------                 --            -------
Gross profit..........................          --           63,950               4,763                 --             68,713

Selling, general and administrative
     expenses.........................          --           52,093               5,752                 --             57,845
Facility closing and reengineering
     costs............................          --            1,583                 675                 --              2,258
                                                --            -----                 ---                 --              -----
Operating income......................          --           10,274             (1,664)                 --              8,610
Income on investment in
     Subsidiaries.....................    (11,628)               --                  --             11,628                 --
Interest expense, net.................          --           18,952                 456                 --             19,408
Other (income) expense, net...........          --               78                   1                 --                 79
                                                --               --                   -                 --                 --
Income before reorganization costs
   and income taxes...................    (11,628)          (8,756)             (2,121)             11,628           (10,877)
Bankruptcy reorganization costs.......          --               --                  --                 --                 --
                                                --               --                  --                 --                 --
Income (loss) before provision for
   income taxes.......................    (11,628)          (8,756)             (2,121)             11,628           (10,877)
Provision for income taxes............          --              679                  72                 --                751
                                                --              ---                  --                 --                ---
Net income (loss).....................  $ (11,628)     $    (9,435)  $          (2,193)      $     (11,628)    $     (11,628)
                                          ========          =======             =======            ========          ========

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                   THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 1998
                             (DOLLARS IN THOUSANDS)

                                             PARENT        GUARANTOR       NON-GUARANTOR
                                            COMPANY      SUBSIDIARIES        SUBSIDIARIES     ELIMINATIONS       CONSOLIDATED
Net sales.............................    $     --     $    234,798      $       27,100       $         --      $     261,898
Cost of goods sold....................          --          162,705              19,990                 --            182,695
                                                --          -------              ------                 --            -------
Gross profit..........................          --           72,093               7,110                 --             79,203

Selling, general and administrative
     expenses.........................          --           52,825               7,133                 --             59,958
Facility closing and reengineering
     costs............................          --            1,022                  --                 --              1.022
                                                --            -----                  --                 --              -----
Operating income/ (loss)..............          --           18,246                (23)                 --             18,223
Income on investment in
     subsidiaries.....................     (9,399)               --                  --              9,399                 --
Interest expense, net.................          --           13,189                 355                 --             13,544
                                                --           ------                 ---                 --             ------
Income before reorganization costs
   and income taxes...................     (9,399)            5,057               (378)              9,399              4,679
Bankruptcy reorganization costs.......          --           13,179                  --                 --             13.179
                                                --           ------                  --                 --             ------
Income (loss) before provision for
   income taxes.......................     (9,399)          (8,122)               (378)              9,399            (8,500)
Provision for income taxes............          --              859                  40                 --                899
                                                --              ---                  --                 --                ---
Net income (loss)..................... $   (9,399)     $    (8,981)      $        (418)       $      9,399      $     (9,399)
                                           =======          =======               =====              =====            =======


          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     THIRTY-NINE WEEKS ENDED OCTOBER 2, 1999
                             (DOLLARS IN THOUSANDS)

                                              PARENT        GUARANTOR        NON-GUARANTOR
                                             COMPANY      SUBSIDIARIES        SUBSIDIARIES      ELIMINATIONS     CONSOLIDATED
Operating activities
Net income (loss)......................   $ (11,628)     $    (9,435)       $      (2,193)      $    11,628     $     (11,628)
Adjustment to reconcile net income
(loss) to net cash and cash
equivalents provided by (used in)
operating activities:
  Loss on investments in subsidiaries..       11,628               --                   --         (11,628)                 --
  Depreciation.........................           --            7,001                  224               --              7,225
  Amortization.........................           --            1,235                   --               --              1,235
  Gain on disposal of assets...........           --             (57)                   --               --               (57)
  Write-down of assets.................           --              360                   --               --                360
  Changes in operating assets and                 --         (16,057)              (3,476)               --           (19,533)
                                                  --         --------              -------               --           --------
liabilities............................
Net cash and cash equivalents used in
operating activities...................           --         (16,953)              (5,445)               --           (22,398)

Investing activities
Purchase of fixed assets...............           --          (8,083)                 (85)               --            (8,168)
Purchase of CAT, net of cash acquired..                       (4,954)                                                  (4,954)
Proceeds on disposal of fixed assets...           --            1,114                    1               --              1,115
                                                  --            -----                    -               --              -----
Net cash and cash equivalents used in
investing activities...................           --         (11,923)                 (84)               --           (12,007)

Financing activities
Net borrowings under revolving credit
agreements.............................           --           33,100                5,252               --             38,352
Principal payments on long term debt...           --          (2,634)                   --               --            (2,634)
Net proceeds on long-term note.........           --            2,881                   --               --              2,881
Principal payments on capital leases...           --               --                 (11)               --               (11)
                                                  --               --                 ----               --               ----
Net cash and cash equivalents provided
by financing activities................           --           33,347                5,241               --             38,588
Effect of exchange rates changes on               --               --                   11               --                 11
cash...................................           --               --                   --               --                 --

Net change in cash and cash equivalents           --            4,471                (277)               --              4,194

Cash and cash equivalents at beginning            --            2,396                  472               --              2,868
of year................................           --            -----                  ---               --              -----

Cash and cash equivalents at end of         $     --  $         6,867         $        195       $        -      $       7,062
period.................................           ==            =====                  ===                =              =====


          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                   THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 1998
                             (DOLLARS IN THOUSANDS)

                                              PARENT        GUARANTOR        NON-GUARANTOR
                                             COMPANY      SUBSIDIARIES        SUBSIDIARIES      ELIMINATIONS     CONSOLIDATED
Operating activities
Net income (loss).....................   $  (9,399)     $    (9,229)  $             (170)  $        9,399      $      (9,399)

Adjustment  to  reconcile  net  income
(loss) to net cash and cash  equivalents
provided by (used in) operating activities:
  Loss on investment in subsidiaries..        9,399               --                   --          (9,399)                 --
  Depreciation........................           --            6,056                  239               --              6,295
  Amortization........................           --              585                                    --                585
  Loss on disposal of assets..........           --               --                   --               --                 --
  Changes of liabilities subject to
     Compromise.......................           --         (22,442)                   --               --           (22,442)
  Changes in operating assets and                --         (24,281)              (5,455)               --           (29,736)
     liabilities......................           --         --------              -------               --           --------

Net cash and cash equivalents used in
operating activities..................           --         (49,311)              (5,386)               --           (54,697)

Investing activities
Purchase of fixed assets..............           --          (7,446)                (194)               --            (7,640)
Proceeds on disposal of fixed assets..           --               77                   --               --                 77
                                                 --               --                   --               --                 --
Net cash and cash equivalents used in
investing activities..................           --          (7,369)                (194)               --            (7,563)

Financing activities
Issuance of preferred stock...........           --           48,125                   --               --             48,125
Distribution to parent................           --         (87,522)                   --               --           (87,522)
Proceeds on long term debt............           --          226,000                   --               --            226,000
Principle payments on long term debt..           --          (4,000)                   --               --            (4,000)
Net borrowings under line-of-credit...           --           14,771                5,442               --             20,213
Principal payments on pre-petition
credit facility.......................           --        (146,490)                   --               --          (146,490)
Principal payments on capital leases..           --          (2,373)                 (23)               --            (2,396)
                                                 --          -------                 ----               --            -------
Net cash and cash equivalents
provided by financing activities......           --           48,511                5,419               --             53,930
Effect of foreign currency translation           --               --                 (36)               --               (36)
Net change in cash and cash                      --          (8,169)                (197)               --            (8,366)
equivalents...........................

Cash and cash equivalents at
beginning of year.....................           --            9,551                  468               --             10,019
                                                 --            -----                  ---               --             ------

Cash and cash equivalents at end of        $     --      $     1,382        $         271      $        --      $       1,653
period................................           ==            =====                  ===               ==              =====

7.  Long-Term Obligations and Financing Agreement

Effective September 30, 1999, the Company amended certain financial covenants under its existing Senior Credit Facility. The amended covenants provide the Company with greater operating flexibility through fiscal 2004. As a result of the amendments, the rates for the Term A and Term B loans were amended, effective September 30, 1999. The interest rate for the Term A loan was modified to LIBOR plus 300 basis points or the alternative base rate plus 200 basis points and interest on the Term B loan was modified to LIBOR plus 350 basis points or the alternative base rate plus 250 basis points. The alternative interest rates continue to be at the Company's option. In connection with the amendments discussed above, the Company entered into an Investment and Deposit agreement dated September 30, 1999 between Vestar Capital Partners III, L.P. and Bank of America N.A. The Investment and Deposit agreement provides the Company with the requirement of additional equity capital of up to $30 million in the event the Company defaults on certain of the amended financial covenants.

In addition, the Company has entered into a $3.0 million revolving credit facility with the Bank of America N.A. The facility expires on December 31, 2000; interest on any borrowings accrues at either, at the Company's option, the Eurodollar rate plus 150 basis points or the Prime rate plus 50 basis points.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: Thirteen weeks ended October 2, 1999 vs.
                       September 26, 1998

The following table is derived from the Company's Consolidated Statements of Operations and sets forth, for the period indicated, net sales, gross profit, operating income, interest expense and net loss of the Company:

                                                                                    Thirteen weeks ended
                                                                                 October 2,   September 26,
                                                                                    1999           1998
                                                                               ------------------------------
                                                                                   (Dollars In Thousands)
Net sales.................................................................         $87,438        $93,264
Gross profit..............................................................          22,492         27,007
Operating income .........................................................           2,030          5,878
Interest expense .........................................................           6,726          6,281
Net loss..................................................................         $(4,939)         $(715)

Net Sales: For the third quarter 1999, net sales for reportable segments (excludes YSL, Burberrys and the Canadian retail terminated businesses) were up 1% versus the prior year. The Sock Group recorded a 2% third quarter net sales increase versus the same period last year, while the Shirt Group's third quarter net sales were flat. The third quarter net sales growth from the Sock Group relates to a rebound in Gold Toe sales from a sluggish first quarter combined with solid growth in the Nautica, Kenneth Cole and Jockey sock offerings.

Net sales in the third quarter for the All Other segment were down $6.9 million from the prior year reflecting the exit from the YSL, Burberrys and Canadian retail store businesses.

Gross Profit: For the third quarter, 1999, gross profit decreased $4.5 million from the third quarter of 1998 as a gross profit increase in the Sock Group was more than offset by a gross profit decrease in the Shirt Group. The Sock Group improved its third quarter gross margin from 32.6% to 33.1%. This improvement relates to a combination of improved productivity, better overhead absorption and material cost reductions. This pick up in gross margin occurred despite costly returns and restocking activity during the quarter which has removed certain slower moving items and improved the Sock Groups sales turn at retail. The Shirt Group's gross margins were adversely impacted by a number of key items including: a decline in staple dress shirt demand, the bankruptcy and liquidation of Eaton's (Canada), improved dress shirt make without an offsetting price increase, increased markdown and allowances relating primarily to sportswear, and substantial new product launch expense (i.e., Kenneth Cole, Urban Arrow, Khaki's by Arrow, and private label) which require special handling or manufacturing approaches.

Operating Income: The Company's operating income, for the third quarter ending October 2, 1999 declined to $2.0 million from $5.9 million for the same period last year. Despite a $0.8 million or 11% increase in operating income from the Sock Group, the Shirt Group's operating income declined $6.4 million. The key source of the Shirt Group's decrease was a gross profit decline of $5.4 million and a $1.0 million increase in overall selling, distribution, general and administrative spending. The increased S,G&A expense relates primarily to new product launches and revenue initiatives. Additionally, during the third quarter, the Company incurred facility closing and reengineering costs of $1.5 million as a result of the consolidation of certain administrative functions and the closure of a Shirt Group manufacturing facility. Operating losses in the All Other segment decreased $3.3 million to $1.0 million for the third quarter 1999 from the same period last year. This improvement results from the exit of the YSL, Burberrys and Candian Retail businesses during 1998.

Interest expense: Interest expense increased $0.4 million for the thirteen weeks ended October 2, 1999 over the prior year as a result of higher debt levels during the quarter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Net loss: Net loss for the thirteen weeks ended October 2, 1999 increased to $4.9 million from a loss of $0.7 million for the same period in 1998. This additional loss was related to the facility closing and reengineering costs recorded in the third quarter, the decline in the Shirt Group's operating profit and the Company's overall increased interest expense.

On July 13, 1999, the Company acquired 100% of the outstanding common stock of Central American Tailoring (CAT), incorporated under the laws of Honduras, for $5.0 million including related acquisition costs. CAT had been a captive contractor providing sewing services. The purchase price was comprised of cash of $1.6 million, the issuance of a $2.9 million long-term note and acquisition related costs of $0.5 million. The cash payment was financed primarily under the Company's revolving credit agreement. The acquisition was accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of the acquired business are included in the consolidated balance sheet as of October 2, 1999. The operating results of CAT have been included in the consolidated statements of operations from the date of acquisition. The excess purchase price over the fair market value of the underlying assets of $4.7 million was allocated to goodwill.

In order to reduce its domestic to imported goods manufacturing ratio and to improve productivity and asset utilization, the Company announced, on August 2, 1999, plans to close its owned manufacturing facility located in Enterprise, Alabama. The closure, which was completed on October 15, 1999, is expected to yield annual pre-tax cost savings of approximately $3.2 million. The restructuring plan, which is anticipated to cost approximately $1.8 million, includes severance and benefits to terminate approximately 280 employees and costs related to the physical closure of the facility. The Company recorded facility closing and reengineering costs of $1.5 million during the third quarter in accordance with the requirements of Emerging Issues Task Force Pronouncement 94-3.


Results of Operations: Thirty-nine weeks ended October 2, 1999 vs.
                       September 26, 1998

The following table is derived from the Company's Consolidated Statements of Operations and sets forth, for the period indicated, net sales, gross profit, operating income, interest expense, bankruptcy reorganization costs and net income (loss) of the Company:

                                                                                   Thirty-nine weeks ended
                                                                                 October 2,   September 26,
                                                                                    1999           1998
                                                                               ------------------------------
                                                                                   (Dollars In Thousands)
Net sales.................................................................        $247,756       $261,898
Gross profit..............................................................          68,713         79,203
Operating income .........................................................           8,610         18,223
Interest expense .........................................................          19,408         13,544
Bankruptcy reorganization costs...........................................              --         13,179
Net loss..................................................................        $(11,628)       $(9,399)

Net Sales: For the thirty-nine weeks ended October 2, 1999, net sales for reportable segments (excludes the YSL, Burberrys and Canadian retail terminated businesses) were up approximately 1% versus the prior year. The Sock Group recorded a 2% net sales increase versus the same period last year, while the Shirt Group had a 1% net sales decrease. Net sales in the All Other segment (YSL, Burberrys and Canadian retail business) were down $17.2 million from the prior year reflecting the decision to exit the businesses in 1998. $5.6 million of All Other net sales in the first six months of 1999 represent the final liquidation of the YSL and Burberrys inventory.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Gross Profit: For the thirty-nine weeks ended October 2, 1999, gross profit decreased $10.5 million (with $3.6 million of the deterioration relating to the All Other or terminated businesses) versus the same period in 1998. The Sock Group improved its year-to-date gross margin from 32.2% to 34.3%. The Shirt Group's gross margin decreased from 29.4% to 21.9%. The reasons for the improvement, in the case of the Sock Group, and the decline, in the case of the Shirt Group, are consistent with those as outlined for the third quarter of 1999.

Operating Income: The Company's operating income declined to $8.6 million for the thirty-nine weeks ended October 2, 1999 from $18.2 million for the same period in 1998, primarily due to the Shirt Group's gross margin deterioration and increased SG&A expense levels associated with new product launches.

Interest expense: Interest expense increased $5.9 million for the thirty-nine weeks ended October 2, 1999 as a result of higher debt levels existing after the Recapitalization which was completed on May 18, 1998.

Bankruptcy Reorganization Costs: The Company's bankruptcy proceedings concluded in May 1998. As a result, there were no bankruptcy reorganization costs for the thirty-nine weeks ended October 2, 1999. For the thirty-nine weeks ended September 26, 1998, bankruptcy reorganization costs represented the payment of post-petition interest, default interest and fees to creditors in accordance with the terms of the bankruptcy reorganization plan.

Net loss: Net loss for the thirty-nine weeks ended October 2, 1999 increased $2.2 million to a loss of $11.6 million from a loss of $9.4 million for the same period in 1998 for the reason stated above.

In a continuing effort to reduce operating costs and increase efficiencies, the Company incurred net facility closing and reengineering costs of $2.3 million for the thirty-nine weeks ended October 2, 1999, as a result of the closure of a manufacturing facility and the consolidation of certain functions within the Shirt Group. The consolidation and the closure are expected to yield combined annual pretax cost savings of approximately $3.2 million beginning in 2000.


Liquidity and Capital Resources

The Company's primary cash requirements are to fund working capital (primarily inventory and accounts receivable), the purchase of property and equipment and the payment of debt service requirements related to the Company's financing agreements. The Company has a Senior Credit Facility comprised of three loans, including a revolving credit facility under which the Company may, at its option, borrow and repay amounts within certain limits. The total amount available to the Company under the revolving credit facility is $50.0 million, subject to certain customary drawing conditions; the revolving credit facility matures in 2004. Interest for borrowings under the revolving credit facility is based on either, at the Company's option, LIBOR plus 300 basis points or the Alternative Base rate plus 200 basis points. In addition, the Company has obtained a $3.0 million revolving credit facility which bears interest, at the Company's option, at eiterh the Eurodollar rate plus 150 basis points or the Prime rate plus 50 basis points and expires on December 31, 2000.The Company believes that its borrowing capacity under these facilities plus internally generated funds are adequate to fund its capital expenditures and its working capital and debt service requirements.

The Senior Credit Facility (which was amended on December 18, 1998, March 19, 1999 and September 30, 1999) is secured by virtually all domestic assets of the Company and its domestic subsidiaries and contains a number of covenants that, among other things, restrict the ability of the Company and its subsidiaries, other than pursuant to specified exceptions, to dispose of assets, incur additional indebtedness, incur guarantee obligations, repay other indebtedness, pay dividends, create liens on assets, enter into leases, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, make capital expenditures, enter into sale and leaseback transactions, change the nature of their business or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities. In addition, under the Senior Credit Facility the Company is required to comply with specified financial ratios and tests, including minimum fixed charge coverage and interest coverage ratios and maximum leverage ratios, including a senior leverage ratio and a total leverage ratio, each of which is tested as of the last day of each fiscal quarter of the Company. During the third quarter, the Company obtained an amendment to the Senior Credit Facility which, in exchange for a commitment by Vestar Capital Partners III, L.P. to infuse up to $30 million of new equity if certain leverage ratios are not met, provides the Company with a new financial covenant package. As a result of obtaining this amendment, the Company has reclassified the obligations under the Senior Credit Facility as long-term.

The Company typically makes capital expenditures related primarily to the maintenance and improvement of manufacturing facilities, equipment modernization and acquisitions. Net capital spending for the first thirty-nine weeks of 1999 and 1998 was $12.0 million and $7.6 million, respectively. The increase in capital expenditures relates to the 100% stock acquisition of CAT, previously discussed. The Company anticipates overall capital spending (excluding acquisitions) levels for 1999 to be approximately $9.3 million. The Company's principal sources of cash to fund these capital requirements are net cash provided by operating activities as well as borrowings, if needed, under its Senior Credit Facility.

Net cash used by operations for the thirty-nine weeks ended October 2, 1999 was $22.4 million, as compared to $54.7 million for the same period in the prior year. The significant improvement in cash used by operations was primarily due to the settlement of certain prepetition liabilities, which were paid during the second quarter of 1998. For 1999, the net cash used by operations results primarily from an inventory increase at the Shirt Group. Inventory levels were higher at the Shirt Group because of the growth in Kenneth Cole, the timing differences of shipments and a build up in staple dress shirt inventory arising out of sales softness during the period.

For the thirty-nine weeks ended October 2, 1999, net cash provided by financing activities was $38.6 million compared with $53.9 million for the thirty-nine weeks ended September 26, 1998.

Year 2000 Risk

As is more fully described in the Company's Annual Report filed on Form 10-K for the fiscal year ended December 31, 1998, the Company has undertaken various initiatives intended to ensure that its computer equipment and software will function properly with respect to dates in the year 2000 and thereafter. Based upon its identification and assessment efforts, the Company replaced and or modified certain of the computer equipment and software it uses. In addition, in the ordinary course of replacing computer equipment and software, the Company obtained replacements that it believes are Year 2000 compliant. As of October 2, 1999, the Company believes that the Year 2000 program is nearing completion. Most of the project effort is focused on completing the Business Continuity Plan. The Company believes that the Business Continuity Plan will be completed by mid-December 1999.

                    YEAR 2000 INITIATIVE                                       TIME FRAME                PERCENT COMPLETE

Initial IT Systems Assessment                                                 December 1998                  100%
Remediation and Testing of Central/Distribution Systems                       November 1999                   90%
Remediation and Testing of Store/Distribution Systems                         November 1999                   90%
Upgrades to Telephone/PBX/Other Systems                                       December 1999                   75%
EDI Trading Partner Conversions                                               November 1999                   90%
Identification, Assessment, Remediation, & Testing
of Desktop Systems                                                            November 1999                   90%
Identification, Assessment & Testing of Non-IT Systems                        December 1998                  100%

The Company has also mailed letters to its significant vendors, service providers and customers to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues and whether the products and services purchased from or by such entities are Year 2000 compliant. As of October 1999, the Company has received responses from approximately 90% of such third parties, and 100% of the companies that have responded have provided written assurances that they expect to address all their significant Year 2000 issues on a timely basis.

The Company believes that the cost of its Year 2000 identification, assessment, remediation, and testing efforts, as well as currently anticipated costs to be incurred by the Company with respect to Year 2000 issues of third parties, will not exceed $600,000, which expenditures will be funded from operating cash flows. Such amount represents less than 3% of the Company's total actual and anticipated IT expenditures for fiscal 1997 through fiscal 1999. As of October 21, 1999, the Company had incurred costs of approximately $500,000 related to its Year 2000 identification, assessment, remediation, and testing efforts. All of the $500,000 relates to analysis, repair, or replacement of existing software, upgrades to existing software, or evaluation of information received from significant vendors, service providers or customers. Other non-Year 2000 IT efforts have not been materially delayed or impacted by Year 2000 initiatives. The Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company. However, if all Year 2000 issues are not properly identified, or assessment, remediation, and testing are not effected timely with respect to Year 2000 problems that are identified, there can be no assurance that the Year 2000 issue will not materially adversely impact the Company's results of operations or adversely affect the Company's relationships with customers, vendors or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's systems or results of operations.

The Company has completed a comprehensive analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from the failure by the Company and certain third parties to complete efforts to achieve Year 2000 compliance on a timely basis. Contingency plans are being developed for dealing with the most reasonably likely worst case scenario.

The Company has engaged its independent auditor Ernst & Young to evaluate its Year 2000 identification, assessment, remediation, and testing efforts. Results of this initiative are forthcoming.

The costs of the Company's Year 2000 identification, assessment, remediation, and testing efforts and the dates on which the Company believes it has completed such efforts are based upon management's best estimates, which were derived using numerous assumptions regarding future events, including the continued availability of certain resources, third-party remediation plans, and other factors. There can be no assurance that these estimates will prove to be accurate and actual results could differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, the availability and cost of personnel trained in Year 2000 issues, the ability to identify, assess, remediate, and test all relevant computer codes and imbedded technology, and similar uncertainties. In addition, variability of definitions of "compliance with Year 2000" and the myriad of different products and services, and combinations thereof, sold by the Company may lead to claims whose impact on the Company is not currently estimable. No assurance can be given that the aggregate cost of defending and resolving such claims, if any, will not materially adversely affect the Company's results of operations. Although some of the Company's agreements with manufacturers and others from whom it purchases products for resale contain provisions requiring such parties to indemnify the Company under some circumstances, there can be no assurance that such indemnification arrangements will cover all of the Company's liabilities and costs related to claims by third parties related to the Year 2000 issue.


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

Also contributing to the strength of the third quarter is the high volume of fall shipments to wholesale customers which are generally more profitable than spring shipments. The slower spring selling season at wholesale combines with retail seasonality to make the first half of the year relatively weaker.

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

As a result, the Company cautions that the forward-looking statements are qualified by the financial strength of the retail industry, the risks of increased competition from other manufacturers of men's dress shirts and socks, shifting consumer demand, changing consumer credit markets and general economic conditions, hiring and retaining effective team members, sourcing merchandise from domestic and international vendors, preparing for the impact of year 2000 and other risks and uncertainties. Therefore, while management believes that there is a reasonable basis for the forward-looking statements, undue reliance should not be placed on those statements.


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

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended October 2, 1999.

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

             (3)     List of Exhibits

(b) The Company did not file any reports on Form 8-K during the thirteen weeks ended October 2, 1999

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

     10.2.3 Waiver to the Credit Agreement and Assignment dated July 28, 1999 by an among Cluett American Corp., Cluett American Investment Corp., Cluett American Group, Inc. and certain subsidiaries, the Existing Lenders, New Lenders, and agents (incorporated by reference to Exhibit
          10.2.1 to the Company's Annual Report on Form 10-K (Reg No. 333-58059) filed on March 29, 1999).

     *10.2.4 Fourth  Amendment  to the Credit  Agreement  and  Assignment  dated
          September 30, 1999 by an among Cluett American Corp., Cluett American Investment Corp., Cluett American Group, Inc. and certain subsidiaries, the Existing Lender, New Lender, and agents (incorporated by reference to Exhibit10.2.1 to the Company's Annual Report on Form 10-K (Reg No. 333-58059) filed on March 29, 1999).

     *10.2.5 Investment and Deposit Agreement between Vestar Capital Partners and Bank of America dated September 30, 1999.

     *10.2.6 $3.0 million  Credit  Agreement  dated as of November 9, 1999 among
          Cluett American Corp, as the borrower Bank of America, N.A. and Vestar Capital Partners III, L.P. as guarantor.

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




                              CLUETT AMERICAN CORP.
                                  (Registrant)


November 11, 1999                /s/ Bryan P. Marsal
                                 -------------------------------------------
                                 Bryan P. Marsal
                                 Director, President and Chief Executive Officer


November 11, 1999                /s/ W. Todd Walter
                                 -------------------------------------------
                                 W. Todd Walter
                                 Vice President and  Chief Financial
                                 and Accounting Officer

EXHIBIT INDEX

10.2.4 Fourth Amendment to the Credit Agreement and Assignment dated as of September 30, 1999

10.2.5 Investment and Deposit Agreement between Vestar Capital Partners III, L.P and Bank of America NA

10.2.6 Credit Agreement between Vestar Capital Partners III, L.P. and Bank of America N.A.

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

                                               VALUATION AND QUALIFYING ACCOUNTS

                                                    (DOLLARS IN THOUSANDS)

COLUMN A                               COLUMN B                  COLUMN C                   COLUMN D        COLUMN E
                                                                 ADDITIONS


                                      BALANCE AT       CHARGED TO        CHARGED TO                          BALANCE
                                      BEGINNING         COSTS AND           OTHER                            AT END
DESCRIPTION                           OF PERIOD         EXPENSES          ACCOUNTS         DEDUCTIONS       OF PERIOD

Period Ended October 2, 1999:
    Deductions from
    asset accounts:
    Allowance for
    Doubtful                            $1,568          $  470 (a)       $  -- (b)         $  211(c)       $ 1,827
    Accounts
    Customer Allowances                  6,894           7,070              --              7,809(c)         6,155

    Inventory reserves                   5,149           2,165 (d)          --              4,171            3,143
                                         -----          ---------  -     --------        ----------          -----
           Total                       $13,611          $9,705           $  --           $ 12,191          $11,125
                                       =======       ============        ========        ==========        =======



(a) Provision for doubtful accounts.
(b) Recoveries of doubtful accounts previously written off.
(c) Primarily uncollectible accounts charged against the allowance provided therefor.
(d) Primarily related to the liquidation of excess inventory