Form 10-K
period 1999-12-31
CLUETT AMERICAN CORP
filed 2000-03-30
CIK 1064435

21

                            UNITED STATES OF AMERICA

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999

                                       OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to
______________

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

Yes  X    No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No

     No stock is held by any non-affiliates of the registrant as of December 31, 1999.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.


SIGNATURES

EXHIBIT INDEX

                                     PART I

Item 1.  Business


    Cluett American Corp. and its subsidiaries (the "Company") is a wholly-owned subsidiary of Cluett American Investment Corp. ("Holdings"). The Company was organized in 1982 and primarily designs, manufactures and markets men's socks and dress shirts in the United States and Canada. The Company filed voluntary petitions for relief under the provisions of Chapter 11 of the Federal Bankruptcy Code on July 17, 1995. The Company's recapitalization and refinancing were consummated on May 18, 1998.


Description of Business

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


    The Company markets its products using widely recognized Company-owned brands such as GOLD TOE, SILVER TOE and ARROW in the sock segment and ARROW and its related trade names, including DOVER, KENT, ARROW "1851", COLLARMAN and KHAKI'S by ARROW in the shirt segment. The Company primarily sells its products to department and national chain stores to maintain its brand image and to achieve the relatively higher selling prices and higher margins characterized by sales to these retail stores. Approximately 72% of the Company's net sales are derived from these core offerings, the demand for which is believed to be stable and resistant to changing fashion trends.


    Within certain territories, the Company also has licensed the exclusive rights to manufacture and market certain apparel products (generally socks and shirts) under such widely recognized brand names as Kenneth Cole, Nautica, Jockey, Jaclyn Smith and The North Face. This diverse portfolio of Company-owned and licensed brand names enables the Company to offer different brands with unique value propositions to different channels of distribution.


    The Company identifies its reportable segments based on the segment's product offerings. For the year ended December 31, 1999, the Company conducted its business through two principal segments: the Sock Group and the Shirt Group. The reportable segments are each managed separately as they manufacture and distribute distinct products with different production processes. The Company evaluates performance based on net sales, gross profit, operating profit and EBITDA As Defined. EBITDA As Defined is defined as operating income before depreciation and amortization, interest expense, taxes and restructuring and impairment charges. See (5) of Item 6 - Selected Financial Data on pages 13 through 14 for a detailed discussion of EBITDA As Defined. For the year ended December 31, 1999, the Company realized consolidated net sales and EBITDA As Defined of $343.5 million and $22.0 million, respectively.

    The Sock Group (47.9% of net sales for the year ended December 31, 1999). The Sock Group is a market leader in department store sales of socks. The Sock Group's leading brand, GOLD TOE, was established in 1934 and generates approximately 62% of the Sock Group's net sales with the remaining sales generated through complementary private labels and through licensed brands such as Perry Ellis, Nautica, Jockey and Arrow. The Sock Group offers a comprehensive line of products across multiple price points, ages, genders and styles, enabling it to provide its customers with a full range of their sock requirements. For the fiscal year ended December 31, 1999, the Sock Group realized net sales and EBITDA As Defined of $168.4 million and $36.8 million, respectively. Net sales include intercompany sales of $2.2 million.

     The Shirt Group (50.2% of net sales for the year ended December 31, 1999). The Shirt Group designs, manufactures and markets dress shirts and sportswear, focusing on men's cotton/polyester and all cotton dress shirts which are sold under the ARROW brand and its related trade names, including DOVER, KENT, COLLARMAN and ARROW "1851". Sportswear products manufactured by the Company consist primarily of men's and women's knitted and woven sport shirts, which are sold Primarily under the KHAKI'S by ARROW and ARROW AMERICA'S SPORT labels.
Because of the name recognition of its ARROW brand, which was established in 1851, the Company is also able to license the ARROW trademark for shirts internationally and non-shirt products both domestically and internationally. Effective January 1, 1999, the Dress Shirt business under the Kenneth Cole trademark, which was launched in the Fall 1998 (previously reported under Designer Group) was consolidated for financial reporting purposes only into the Shirt Group. The Company has restated the 1998 Shirt Group's financial results for the addition of the Kenneth Cole brand to conform with 1999 financial reporting. For the fiscal year ended December 31, 1999, the Shirt Group realized net sales (including licensing fee revenue of $6.4 million) and EBITDA As Defined (including net licensing income of $4.8 million) of $176.5 million and ($11.8) million, respectively. Net sales include intercompany sales of $6.0 million.

    For additional information about the Company's product categories and reportable segments, see "Note 17 Segment Data" of the Notes to the Consolidated Financial Statements on pages F-8 through F-37 of the Consolidated Financial Statements.


Marketing, Sales & Distribution

The Sock Group

    The Sock Group is a significant supplier to many leading department store and national chain retailers. In addition, the Sock Group is a supplier to specialty stores, mass merchants and discount retailers. The Sock Group segment uses brand names by distribution channel to solidify the perceived value of such brands and to maintain their integrity. Consistent with industry practice, the Sock Group does not operate under long-term written supply agreements with its customers. The Sock Group's top ten customers accounted for 78% of its total net sales in the fiscal year ended December 31, 1999.

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


    In an effort to maximize the Sock Group's product exposure and increase sales, the Sock Group works closely with its major customers to assist them in managing their entire sock category and to promote the Sock Group's products to the consumer. In addition to frequent personal consultation with the employees of these customers, the Sock Group periodically meets with its customers' senior management to jointly develop merchandise assortments and plan promotional events specifically tailored to that customer. The Sock Group provides merchandising assistance with store layouts, fixture designs, advertising and point of sale displays. In addition, the Sock Group provides customers with preprinted, customized advertising materials designed to increase sales. The Sock Group does not use national brand advertising because it has found the above described advertising techniques to be more cost effective.

    As a supplement to the Sock Group's primary distribution channels, the Shirt Group operates five outlet stores for Sock Group products. These stores sell irregulars, and for financial reporting purposes, the financial results of these stores are consolidated into the US Retail division, which is part of the Shirt Group. The stores are located in factory outlet malls and average approximately 1,200 square feet per store. During the fiscal year ended December 31, 1999, no GOLD TOE outlet stores were closed and no stores were opened.

    The Sock Group employs sales people who generally have many years of industry experience. Most sales people are compensated with a combination of salary and discretionary bonus, based on established goals and objectives.

The Shirt Group

    The Shirt Group is a significant supplier to many leading department store and national chain retailers. Additionally, the Shirt Group is a supplier to specialty stores, mass merchants and discount retailers. Consistent with industry practice, the Shirt Group does not operate under long-term written supply agreements with its customers. The Shirt Group's top ten customers accounted for approximately 51% of total net sales for the fiscal year ended December 31, 1999.


    In order to better serve its customers, the Shirt Group has installed a vendor managed inventory system with most of its major customers. As a result of this system, the Shirt Group is one of the few shirt companies that can manage a customer's inventory. As an example, this system allows the Shirt Group to monitor inventory levels at a customer and initiate replenishment orders without having to wait for the customer's direct request. In addition, the Shirt Group uses a balance of off-shore sewing and domestic manufacturing to provide its customers with timely dress shirt replenishment. As a result of this manufacturing strategy, the Shirt Group can deliver its core dress shirt offerings within 48 hours of receiving an order. This order fulfillment time compares favorably to those competitors who rely on foreign manufacturing for a majority of their products where lead times can be as long as five weeks. As a result, management believes certain competitors must hold much higher inventory levels to effectively compete with the Shirt Group.


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


    The Shirt Group employs sales people who generally have several years of experience in the men's shirt business. Because the turnover of buyers at retail stores is high, many retailers rely on the experience of their key vendors to manage their business for them. The Shirt Group has developed a well-respected expertise in managing such businesses for its key accounts. Most sales and sales management personnel are compensated with a combination of salary and discretionary bonus, based on established goals and objectives.


    As a supplement to its primary distribution channels, the Shirt Group operates 23 retail outlet stores in the United States and Canada which sell the Shirt Group's products directly to consumers. These stores generally sell irregulars, discontinued and off price goods. The retail stores offer a collection of the Shirt Group's dress and sport shirts, GOLD TOE socks and other products such as ties and belts supplied by Arrow licensees. The main purpose of the retail stores is to help maintain the ARROW brand image by controlling the sale of excess inventory. During the fiscal year ended December 31, 1999, no new retail outlet stores were opened and 1 was closed. The average size of each store is approximately 3,000 square feet.

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

Manufacturing

The Sock Group

    The Sock Group produces its sock products through domestic manufacturing facilities, imports and subcontracting. Approximately 85% of all production is done at Sock Group-owned facilities, 9% is contracted in the United States with other suppliers and 6% is imported. The Sock Group operates three manufacturing facilities located in Newton and Burlington, North Carolina and Bally, Pennsylvania. The Sock Group's socks are primarily made from cotton, nylon or acrylic yarns. These yarns are knit on a circular knitting machine in a tube-like manner with additional courses placed in the construction to form a pocket for the wearer's heel and toe. The sock is seamed to close the toe end of the tube, dyed to the proper color and packaged for retail store presentation.

    The Sock Group's quality control program is designed to assure that its products meet predetermined quality standards. The Sock Group has devoted significant resources to support its quality improvement efforts. Each manufacturing facility is staffed with a quality control team that identifies and resolves quality issues.

The Shirt Group

    The Shirt Group produces its shirt products through owned manufacturing facilities in North and Central America and subcontracting. Approximately 40% of all dress shirt production is done at North American, Shirt Group-owned or leased facilities, and 60% is sourced outside of North America. All sport shirts are sourced outside of North America. The Shirt Group owns or leases, and operates four facilities located in Albertville, Alabama; Austell, Georgia; Kitchener, Ontario and San Pedro Sula, Honduras.


    For dress shirts, the manufacturing process begins when rolls of fabric are received by the Shirt Group's cutting facilities. The fabric is cut using automated technology. Piece goods are then assembled in bundles and shipped to sewing plants in the United States, Canada, the Caribbean or Central America. Shirts that are assembled in the Caribbean or Central America comply with Rule 9802 of the U.S. Tariff Code. This Rule provides that duties are only assessed on the value that is added to the garment in the foreign country. At the sewing facilities, collars, cuffs and sleeves are first assembled, then sewn together with the body of the shirt and, finally, the garments are inspected, pressed and packaged. Sport shirts are sourced in the Far East and Central America.


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


    The Sock Group owns various trademarks and trade names including GOLD TOE and SILVER TOE. These trademarks and trade names represent value in product quality and design. The Sock Group regards its trademarks and trade names as valuable assets and rigorously protects them against infringement.

    The Sock Group holds, with the exception of Kenneth Cole, the exclusive sock licenses for the following trademarks (the Kenneth Cole sock license, as with the Kenneth Cole shirt license, is held by the Cluett Designer Group; product sales under the Kenneth Cole licenses are consolidated into the Sock Group and the Shirt Group financial results, respectively, for financial reporting purposes only):


TRADEMARK                   TERRITORY                        EXPIRATION
--------------------------- -------------------------------- ----------


ARROW                       U.S., parts of Central & South   12/31/2000(1)
                                America


The North Face              U.S., Canada, Europe and Asia    12/31/2004(1)


Kenneth Cole                U.S.                             12/31/2003(1)(3)


Nautica                     U.S. and Canada                  12/31/2001

Jockey/Jockey For Her       U.S. and Mexico                  12/31/1999 (2)

Jaclyn Smith                U.S.                             No termination date


(1)  Option to renew.
(2)  Renewal in negotiation.
(3)  United States license held by Cluett Designer Group, Inc.

    The Sock Group is only partially dependent on these licensed product lines (for the year ended December 31, 1999, 20% of the Sock Group's net sales were derived from licensed products), and the loss of any individual license would not have a material adverse affect on the Sock Group's overall profitability.

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


    The Shirt Group licenses the ARROW and related trademarks to 21 licensees for use in territories within and outside the United States. Through licensing alliances, the Shirt Group combines its consumer insight and design, marketing and imaging skills with the specific product or geographic competencies of its licensing partners to create and build new businesses. The Shirt Group's licensing partners, who are often leaders in their respective markets, generally contribute the majority of product development costs, provide the operational infrastructure required to support the business and own the inventory. The Shirt Group works in close collaboration with its licensing partners to ensure that products are developed, marketed and distributed to address the intended market opportunities and present the Shirt Group's products consistently. While product licensing partners may employ their own designers, the Shirt Group oversees the design of all their products. The Shirt Group also works closely with licensing partners to coordinate marketing and distribution strategies. For the fiscal year ended December 31, 1999, the Shirt Group had licensing fee revenue of $6.4 million.


    Most of the ARROW license agreements provide for a minimum royalty payment and require the licensee to spend a percentage of net sales on advertising and marketing of products. The licenses are for three or five year terms which, in most cases, have provisions for renewal terms if the licensee has not breached the agreement and has met certain sales goals. The Shirt Group also has the right to supervise the quality of the licensed products. The Shirt Group also licenses the ARROW trademark to United States licensees for use on neckwear, loungewear and men's fashion eyewear.


    Cluett Designer Group, Inc. holds the exclusive United States license for men's dress shirts under the Kenneth Cole trademark. The Kenneth Cole license for men's dress shirts expires December 31, 2005.


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

    The Company's business is generally divided among four retail selling seasons: Spring, Father's Day, Fall, and Holiday. Seasonal factors can cause some variance in production and sales levels among fiscal quarters in any fiscal year, but the Company does not regard its overall business as highly seasonal.

Working Capital

     Working capital needs are affected primarily by inventory levels, outstanding receivables and trade payables. The Company had available for its use, revolving credit facilities with its primary lender aggregating $53.0 million at December 31, 1999. The commitment on these revolving credit facilities was increased to $62.0 million, on March 29, 2000. These revolving credit facilities are used by the Company to cover fluctuations in working capital needs. The Company had $32.5 million outstanding under these revolving credit facilities at December 31, 1999. Also, the Company had $10.1 million open trade letters of credit reserved against these facilities at December 31, 1999. In addition to the above, the Company has availability under a revolving loan facility of up to $15.0 million Canadian dollars, which amount may be reduced based upon the value of accounts receivable outstanding and inventory held by Cluett Canada, or upon the good faith determination by Congress Financial Corp. ("Congress") that the amount should be reduced to reflect, among other things, loss contingencies or risks, letters of credit and events of default of Cluett Canada. At December 31, 1999, the Company had $11.3 million Canadian dollars and $1.5 million Canadian dollars of letters of credit outstanding against the revolving loan facility. The Company had cash of $7.2 million at December 31, 1999. Inventory levels are affected by anticipated sales. It is the general practice of the Company to offer payment terms of net 30 days to the majority of its customers from the date of shipment.


Reliance On Certain Customers

    The Sock Group's ten largest customers accounted for approximately 78% of its net sales in 1999 and the Shirt Group's ten largest customers accounted for approximately 51% of its net sales for the fiscal year ended December 31, 1999. The Company has no long-term contracts with these customers, and no customer accounted for more than 10% of the Company's total net sales. Although the Company has long-standing relationships with these customers, a substantial reduction in sales to these customers could have a material adverse effect on the financial condition and results of operations of the Company.

Employees

     As of December 31, 1999, the Company employed approximately 2,772 persons on a full-time basis and approximately 205 persons on a part-time basis, including 1,411 persons in the Sock Group and 1,555 persons in the Shirt Group. Of the total employees, 2,155 were engaged in manufacturing and distribution operations, and the remainder were employed in executive, marketing and sales, purchasing activities and in the operation of the Company's retail outlet stores. Approximately 28% of the Company's 2,977 employees are represented by collective bargaining agreements with one union, which expire between March 31, 2001 and December 31, 2002. The Company believes that its relations with its employees are satisfactory.


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

     Although the Company believes that most of its products are fashion staples, some of the Company's products, such as those distributed by Kenneth Cole, are subject to changing fashion tastes and styles. The Company's success in these product lines depends on its ability to anticipate and react to consumer demands in a timely manner. If the Company misjudges these markets, it may be faced with significant excess inventory which could have a material adverse effect on the Company's financial condition and results of operations.

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


    The Shirt Group's primary dress shirt competitors are: Phillips-Van Heusen Corporation (`DKNY,' `Van Heusen,' `Geoffrey Beene' and `John Henry' brands); Salant (`Perry Ellis' brand); Smart Shirt (private label shirt division of Kellwood Company); Capital Mercury (private label shirts); and Oxford Industries Inc. (`Tommy Hilfiger' and `Polo' brands and private label shirts). The Shirt Group's primary sports shirt competitors are: Warnaco (`Chaps' brand); Phillips-Van Heusen Corporation (`Van Heusen' brand); and Perry Ellis International, Inc. (formerly Supreme) (`Natural Issue' and `Munsingwear' brands).

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

Item 2.   Properties

Facilities

     The Company's principal executive offices are located at 48 West 38th Street, New York, NY 10018. The following table summarizes certain information concerning certain of the Company's facilities:


                                                APPROX.
LOCATION                      USE             SQUARE FEET   OWNED/LEASED

---------------------------   --------------  -----------   ------------
Shirt Group:
  Enterprise, AL...........  Manufacturing (1)  50,000          Owned
  San Pedro Sula, Honduras.  Manufacturing      55,000          Leased
  Kitchener, Ontario.......  Manufacturing      145,000         Owned
  Kitchener, Ontario.......  Distribution       125,000         Leased
  Albertville, AL..........  Manufacturing      57,000          Leased
  Austell, GA..............  Manufacturing/     593,000         Owned
                              Distribution
  Toronto, Ontario.........  Showroom           8,100           Leased
  New York NY..............  Showroom/          30,000          Leased
                              Administrative
  Smyrna, GA...............  Administrative     28,486          Leased

Sock Group:
  Bally, PA................  Manufacturing      155,000         Owned
  Newton, NC...............  Manufacturing      81,600          Owned
  Burlington, NC...........  Manufacturing      251,400         Owned
  Newton, NC...............  Warehouse          36,000          Leased
  Mebane, NC...............  Distribution       150,000         Leased
  New York, NY.............  Showrooms          11,000          Leased
  Boyertown, PA............  Warehouse          35,000          Leased
  Pottstown, PA............  Dye Facility       20,500          Leased
  Burlington, NC...........  Office Space       8,300           Leased

(1)  Property held for sale as of December 31, 1999.


    In addition, the Company operates 28 outlet stores on leased premises. The Company believes that its existing facilities are adequately insured, well maintained and in good operating condition and are otherwise adequate for its current and foreseeable level of operations for the next few years.

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


    In March 2000, the Company and a former employee reached an agreement in principle to settle all matters relating to an action brought by the employee for the sum of $1.75 million of which $1.6 million and $1.75 million was reserved at December 31, 1998 and December 31, 1999, respectively.


    In  connection  with  the  bankruptcy  proceedings,   the  Company  incurred
bankruptcy reorganization costs in 1997 and 1998 of $6.1 million and $2.5 million respectively, for professional fees. In 1999, the Company recognized bankruptcy credits of $573,000. The Company does not anticipate any future adjustments with respect to disputed claims or other events related to the bankruptcy.

Item 4.   Submission of Matters to a Vote of Security Holders

     During the fourth quarter of 1999, no matter was submitted to a vote of security holders of the Company by means of the solicitation of proxies or otherwise.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters


      All of the Company's outstanding common stock is held by Cluett American Group ("CAG") and there is no established public trading market for such stock. The Company has paid no dividends to common stockholders since inception and does not have any present intention to commence payment of any cash dividends. The Company's ability to pay such dividends is limited by the terms of its Senior Credit Facility agreement and the Indenture relating to its 10 1/8% Senior Subordinated Notes due 2008 and its 12 1/2% Senior Exchangeable Preferred Stock due 2010. The Company intends to retain earnings to provide funds for operation and expansion of the Company's businesses and to repay outstanding indebtedness.

Item 6.   Selected Financial Data

    The following table sets forth summary historical financial data of the Company for each of the five years ended December 31, 1999. The following summary financial data with respect to the three years ended December 31, 1999, are derived from the Consolidated Financial Statements included elsewhere in this document which have been audited by Ernst & Young LLP (1997 and 1998) and Deloitte & Touche LLP (1999), independent auditors, as indicated in their reports included elsewhere herein. The following summary financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and notes thereto included elsewhere in this document.


                                         1995    1996     1997    1998    1999
                                         ----    ----     ----    ----    ----

                                                  (DOLLARS IN MILLIONS)

STATEMENT OF OPERATIONS DATA:
Net sales                             $ 486.7  $ 369.0 $ 363.5 $ 373.1  $ 343.5
Cost of goods sold(1)                   369.8    273.8   253.7   264.3    249.1
                                      ------------------------------------------
Gross profit                            116.9     95.2   109.8   108.8     94.4

Selling, general and
administrative expense                  137.9     86.3    76.3    82.4     81.8
Restructuring and impairment charges(2)  22.5     11.6     2.5     2.4      2.2
                                     ------------------------------------------
Operating income (loss)                 (43.5)    (2.7)   31.0    24.0     10.4
Interest expense, net                    22.7     16.9    15.2    20.4     26.5
Other expense (income), net(3)            0.5      3.2     1.2     2.1      0.5

Bankruptcy reorganization costs
 (credits)(4)                            20.9      6.1    (3.9)   37.5     (0.6)
Income (loss) before provision for
  income taxes                          (87.6)   (28.9)   18.5   (36.0)   (16.0)
Provision for income taxes                1.5      1.3     1.3     0.8      1.1
                                      ------------------------------------------
Net income (loss)                    $  (89.1)  $(30.2) $ 17.2  $ 36.8) $ (17.1)
                                      ==========================================

OTHER FINANCIAL DATA:
Capital expenditures                 $    6.1   $  9.8  $ 10.8  $ 11.8  $  10.7
Depreciation                             13.3     10.9     8.1     8.7      9.4
Cash flows provided by (used in):
  Operating activities                    0.4     16.7    13.0   (30.9)    (7.9)
  Investing activities                   25.3     (8.3)   (7.5)  (11.7)   (11.7)
  Financing activities                  (26.1)    13.3    (1.3)   35.5     23.9
EBITDA As Defined(5)                     (7.8)    17.4    39.6    40.9     22.0
Net Sales                               486.7    369.0   363.5   373.1    343.5
EBITDA As Defined margin                  --       4.7%   10.9%   11.0%     6.4%
Ratio of earnings to fixed charges(6)     --        --     2.1x    --        --
Working capital(7)                   $  116.9   $ 82.1  $ 82.3  $ 81.4  $  80.2
Total assets                            252.9    211.1   220.0   220.8    231.5
Total long-term debt, net of current
  portion(8)                              3.6      8.6     2.0   235.7    258.9
Debt subject to compromise              161.1    146.0   145.6    --       --
Preferred stock                          17.4     18.7    20.0    51.3     58.3
Total stockholder's deficit             (44.3)   (74.2)  (56.8) (149.0)  (147.2)

  (1) In 1995, the Company recorded a charge of approximately $14.0 million for the write-down of inventory, which is included in cost of goods sold.

  (2) Over the five-year period 1995-1999, restructuring and impairments charges, which totaled $42.0 million, included $20.1 million for facility closings and related termination benefits, $10.5 million for store closings, $2.4 million for Other Segment (as defined herein) and $8.9 million for software, systems development and implementation and other consulting costs.

  (3) In 1996, the Company began liquidating its investments in its Mexican and Guatemalan subsidiaries and wrote off $3.1 million previously recorded as a component of equity for foreign currency translation. In 1998, other expenses is comprised primarily of failed deal costs and litigation reserves.

  (4) Bankruptcy reorganization costs (credits) consist of the following:



                                              YEAR ENDED DECEMBER 31,

                                      ------------------------------------------
                                      1995    1996     1997     1998      1999
                                      ------- -------  -------  -------   ------
                                                (DOLLARS IN MILLIONS)

Professional fees                  $   2.8 $   6.1   $  6.1   $  2.5   $    --
Post petition interest paid in
   accordance with the Plan            --      --       --      35.0        --
Adjustment to lease rejection and
   other pre-petition liabilities      9.8     --     (10.0)     --       (0.6)
Write off of deferred financing costs  3.5     --       --       --         --
Fees related to obtaining the Debtor-
  In-Possession Facility               1.3     --       --       --         --
Claims and related litigation          3.5     --       --       --         --
                                     -------- -------  -------  -------  -------
                                   $  20.9 $   6.1   $ (3.9)  $ 37.5   $  (0.6)
                                     ======== =======  =======  =======  =======


  (5) For 1999, EBITDA As Defined is defined as operating income before depreciation and amortization, interest expense, taxes and restructuring and impairment charges. EBITDA As Defined for years 1995 through 1997 and 1998 is based on a similiar definition as disclosed in the Company's S-4 and 1998 Form 10-K, respectively,(incorporated herein by reference).EBITDA As Defined should not be considered in isolation or as a substitute for net income, certain cash flows from operating activities and other income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity. EBITDA As Defined is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation.

  (6) For purposes of determining the ratio of earnings to fixed charges, earnings are defined as earnings before income taxes, plus fixed charges. Fixed charges include interest expense on all indebtedness, amortization of deferred financing charges, and one-third of rental expense, representing that portion of rental expense deemed to be attributable to interest. Earnings were insufficient to cover fixed charges by $87.6 million in 1995, $28.9 million in 1996, $14.2 million in 1998, and $11.9 million in 1999.

  (7) Working capital is defined as current assets (less cash and cash equivalents) minus current liabilities (less current maturities of long-term debt).

  (8) On July 17, 1995, $161.1 million of long-term debt was reclassified to liabilities subject to compromise.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Consolidated Statement of Operations present Cluett American Corp.'s operating performance over the last three years.

    YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

    The following table sets forth, for the periods indicated, statement of operations data in dollars and as a percentage of net sales.

                                                                      1999                                1998
                                                              ---------------------               ----------------------
                                                                                      (DOLLARS
                                                                                    IN MILLIONS)

               Net sales                                      $    343.5    100.0%                 $    373.1    100.0%
               Cost of sales                                       249.1     72.5                       264.3     70.8
                                                                   -----     ----                       -----   ------
               Gross profit                                         94.4     27.5                       108.8     29.2
               Selling, general and administrative expense          81.8     23.6                        82.4     22.1
               Restructuring and impairment charges                  2.2      0.6                         2.4      0.6
                                                                     ---      ---                        ----    -----
               Operating income                                     10.4      3.3                        24.0      6.4
               Interest expense                                     26.5      7.7                        20.4      5.5
               Other expense/(income)                                0.5      0.1                         2.1      0.6
               Bankruptcy reorganization                            (0.6)    (0.1)                       37.5     10.5
               Provision for income taxes                            1.1      0.3                         0.8      0.2
                                                                     ---    -----                         ---    -----
               Net income (loss)                                 $ (17.1)    (5.0)%                 $   (36.8)    (9.9)%
                                                               ==========    ======                 ==========  ========


    Net Sales. Net sales in 1999 decreased $29.6 million to $343.5 million compared to $373.1 million in 1998. Net sales in the Sock Group increased $3.6 million to $168.4 million in 1999 from $164.8 million in 1998. This increase resulted primarily from the Company's expanded branded product offerings. Net sales in the Shirt Group decreased $8.9 million to $176.5 million in 1999 from $185.4 in 1998. This decrease resulted primarily from an $18.0 million decrease in Wholesale business due to a decline in staple dress shirt demand, offset by a $10.2 million increase in Kenneth Cole product offerings. The Shirt Group net sales also includes license fee income of $6.4 million in 1999 compared to $6.3 million in 1998. Net sales of all other products decreased $24.1 million to $6.8 million in 1999 compared to $30.9 million in 1998. This decrease resulted primarily from the Company's exit from the YSL, Burberry's and Canadian retail store businesses.

    Gross Profit. Gross profit in 1999 decreased $14.4 million to $94.4 million compared to $108.8 million in 1998. The Company's gross profit margin decreased to 27.5% in 1999 compared to 29.2% in 1998. The Sock Group's gross profit increased $6.2 million to $58.7 million in 1999 compared to $52.5 million in 1998. This increase is due to increased sales and improved efficiencies. Sock Group gross margin increased to 34.9% in 1999 from 31.9% in 1998, primarily due to productivity and overhead absorption improvements as well as material cost reductions. The Shirt Group's gross profit decreased $17.2 million to $35.3 million in 1999 from $52.5 million in 1998, primarily due to decreased sales and higher costs. Shirt Group gross margin decreased to 20.0% in 1999 compared to 28.3% in 1998, primarily due to margin deterioration at the US Wholesale division where gross margin fell to 13.8% in 1999 from 25.1% in 1998. This margin decrease was primarily due to a decline in staple dress shirt demand (traditionally the Company's most profitable product), dress shirt cost increases due to quality improvements without offsetting price increases, general plant inefficiencies, transition costs for the new Khaki's sportswear line, and new product launch costs. Gross profit of all other products decreased $3.4 million to $382,000 in 1999 compared to $3.8 million in 1998, primarily due to the Company's exit from the YSL, Burberry's and Canadian retail store businesses.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses for 1999 decreased $600,000 to $81.8 million in 1999 compared with $82.4 million in 1998. The decreased S,G&A expenses relate primarily to cost savings from the Company's exit of the YSL, Burberry's and Canadian retail store businesses.

    Restructuring and Impairment charges. Restructuring and impairment charges decreased $200,000 to $2.2 million in 1999 compared to $2.4 million in 1998. During 1999, the Company recorded net restructuring and impairment charges of $2.2 million to reduce operating expenses and improve overall productivity. The Company closed its owned manufacturing facility located in Enterprise, Alabama and consolidated certain administrative functions within the Shirt Group. The closure and administrative consolidation costs included severance costs of $1.6 million and an impairment charge of $383,000 to record the Enterprise facility at its net realizable value. Both the facility closure and the administrative consolidation are expected to yield annual pre-tax cost savings of approximately $3.2 million beginning in 2000. In 1999, the Company's Sock Group approved a restructuring plan to cease distribution operations at an owned facility located in Bally, Pennsylvania and to close a leased dye-house facility in Pottstown, Pennsylvania in 2000 and recorded termination benefits of $269,000 and other facility closure costs of $97,000. The restructuring is expected to yield annual pre-tax savings of approximately $1.4 million beginning in 2001.

     Operating Income. Operating income decreased $13.6 million to $10.4 million in 1999 from $24.0 million in 1998, due to the factors discussed above.

    Interest Expense. Interest expense increased $6.1 million to $26.5 million in 1999, versus $20.4 million in 1998, due primarily to higher debt levels existing in 1999.

     Other Expense, net. Other expense, net decreased $1.6 million to $500,000 in 1999 compared to $2.1 million in 1998, due primarily to the Connolly Litigation. In March 2000, the Company and a former employee reached an agreement in principle to settle all matters relating to an action brought by the employee for the sum of $1.75 million of which $1.6 million and $1.75 million was reserved at December 31, 1998 and December 31, 1999, respectively.

    Bankruptcy Reorganization Costs. Bankruptcy reorganization costs decreased $38.1 million to ($0.6) million in 1999 compared to $37.5 million in 1998. During 1998, the Company incurred bankruptcy reorganization costs resulting from the payment of post-petition interest, default interest, and fees to creditors in accordance with the terms of the Plan, with no corresponding costs incurred in 1999.

     Provision for Income Taxes. Provision for income taxes increased $300,000 to $1.1 million in 1999 compared to $800,000 in 1998.

     Net Loss. Net loss decreased $19.7 million to $17.1 million in 1999 compared to a net loss of $36.8 million in 1998. Due to the factors discussed above.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

The following table sets forth, for the periods indicated, statement of operations data in dollars and as a percentage of net sales.

                                                                     1998                                  1997
                                                             ---------------------                ------------------------
                                                                                   (DOLLARS IN
                                                                                    MILLIONS)

               Net sales                                     $    373.1    100.0%                  $    363.5     100.0%
               Cost of sales                                      264.3     70.8                        253.7      69.8
                                                                  -----    -----                       ------     -----
               Gross profit                                       108.8     29.2                        109.8      30.2
               Selling, general and administrative expense         82.4     22.1                         76.3      21.0
               Restructuring and impairment charges                 2.4      0.6                          2.5       0.7
                                                                 ------   ------                      -------     -----
               Operating income (loss)                             24.0      6.4                         31.0       8.5
               Interest expense                                    20.4      5.5                         15.2       4.2
               Other expense/(income)                               2.1      0.6                          1.2       0.3
               Bankruptcy reorganization                           37.5     10.1                         (3.9)     (1.1)
               Provision for income taxes                           0.8      0.2                          1.3       0.4
                                                                 ------    -----                       ------     -----
               Net income (loss)                              $   (36.8)    (9.9)%                  $    17.2       4.7%
                                                              ==========  ========                  =========    =======


    Net Sales. Net sales in 1998 increased $9.6 million to $373.1 million compared to $363.5 million in 1997. Net sales in the Sock Group increased $13.0 million to $164.8 million in 1998 from $151.8 million in 1997. This increase resulted primarily from the Company's expanded GOLD TOE, Nautica and Jockey product offerings. Net sales in the Shirt Group increased $8.6 million to $185.4 million in 1998 from $176.8 million in 1997. This increase resulted primarily from an $8.6 million increase in the wholesale business. The Shirt Group net sales also include license fee income of $6.3 million for 1998 compared to $6.7 million for 1997. The decrease in license fee income is a result of erosion in royalties from ARROW's Asian licensees offset by a 15% improvement in ARROW royalties in Europe, Africa, South America and the United States. Net sales of all other products decreased $12.7 million to $30.9 million in 1998 compared to $43.6 million in 1997, due to the Company's exit from the YSL and Burberry's businesses.

    Gross Profit. Gross profit in 1998 decreased $1.0 million to $108.8 million compared to $109.8 million in 1997. The Company's gross profit margin decreased slightly to 29.2% in 1998 compared to 30.2% in 1997. The Sock Group's gross profit increased $3.4 million to $52.5 million in 1998 compared to $49.1 million in 1997, primarily due to increased sales. Sock Group gross margin decreased to 31.7% in 1998 from 32.2% in 1997, primarily due to unfavorable mix changes and a general 3% wage increase. The Shirt Group's gross profit increased $3.3 million to $52.5 million in 1998 from $49.2 million in 1997, primarily due to increased sales. Shirt Group gross margin increased to 28.3% in 1998 compared to 27.8% in 1997, primarily due to reduced off-price selling, lower excess inventories and better execution of deliveries. Gross profit of all other products decreased $7.7 million to $3.8 million in 1998 compared to $11.5 million in 1997. Gross profit margin of all other products decreased to 12.4% in 1998 from 26.4% in 1997. These other product decreases are primarily due to the Company's decision to exit the YSL and Burberry's businesses in 1998.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses for 1998 increased $6.1 million to $82.4 million compared with $76.3 million in 1997. This increase related to increased advertising at Arrow, higher distribution expense from volume increases, excessive overtime and Sock Group distribution center consolidation charges and increased selling expense associated with new product-line and distribution-channel initiatives.

    Restructuring and Impairment Charges. Restructuring and impairment charges decreased $100,000 to $2.4 million in 1998 compared to $2.5 million in 1997. During 1998 and 1997, the Company closed 3 retail outlet stores each year and in 1998 consolidated certain distribution facilities and closed a sock knitting facility at the Sock Group. The Company recorded restructuring costs of $2.2 million in 1997 and $2.3 million in 1998, respectively, related to the closures and facility consolidation. Severance costs of $318,000 in 1998 and $338,000 in 1997 were recorded which related to the termination of 100 employees in 1998 and 25 employees in 1997. Additional closure costs primarily related to lease terminations. In addition, the Company recorded impairment charges of $150,000 in 1998 and 1997 related to the write-off of retail outlet store property and underperforming assets. The Company incurred other operating expenses during 1997 and 1998 to restructure and operate the Company during bankruptcy. In 1998, the Company also consolidated certain distribution centers, closed a sock knitting facility and disposed of certain under- performing assets. The restructuring is expected to yield annual pre-tax savings of approximately $847,000 beginning in 1999.

    Operating Income (Loss). Operating income decreased $7.0 million to $24.0 million in 1998 from $31.0 million in 1997 due to the factors noted above.

    Interest Expense. Interest expense increased $5.2 million in 1998 compared to $15.2 million in 1997, due primarily to higher debt levels existing after the bankruptcy reorganization completed on May 18, 1998.

     Other Expense, net. Other expense, net increased $900,000 to $2.1 million in 1998 compared to $1.2 million in 1997, due primarily to the Connally Litigation previously discussed.

    Bankruptcy Reorganization. Bankruptcy reorganization costs increased $41.4 million to $37.5 million in 1998 compared to bankruptcy reorganization credits of $3.9 million in 1997, due primarily to post-petition interest, default interest, and fees to creditors in accordance with the terms of the bankruptcy reorganization plan.

    Provision for Income Taxes. Provision for income taxes decreased $500,000 to $800,000 in 1998 compared to $1.3 million in 1997.

    Net Income (Loss). Net loss increased $54.0 million to ($36.8) million in 1998 compared to net income of $17.2 million in 1997, due primarily to the factors noted above.


Liquidity and Capital Resources

     The Company broadly defines liquidity as its ability to generate sufficient cash flow from operating activities to meet its obligations and commitments. In addition, liquidity includes the ability to obtain appropriate debt and equity financing and to convert into cash those assets that are no longer required to meet existing strategic and financial objectives. Therefore, liquidity cannot be considered separately from capital resources that consist of current or potentially available funds for use in achieving long range business objectives and meeting debt service commitments.

Cash Flows

     Cash and cash equivalents increased $4.3 million to $7.2 million in 1999 from $2.9 million in 1998 primarily as a result of $7.9 million and $11.7 million in net cash used in operating and investing activities, respectively, offset by $23.9 million in net cash provided by financing activities. Net cash used in operating activities resulted primarily from the Company's $17.1 million net loss offset by $10.9 million in non-cash depreciation and amortization charges. Net cash used in investing activities resulted primarily from $10.7 million in capital expenditures. Net cash provided by financing activities resulted primarily from $24.1 million in net borrowings under the Company's revolving credit facilities.

Liquidity and Capital Resources

     The Company's liquidity needs arise primarily from debt service on the indebtedness incurred in connection with the Company's 1998 bankruptcy reorganization and the funding of working capital and capital expenditures. As of December 31, 1999, the Company had outstanding $273.1 million of debt consisting of $125.0 million in senior subordinated notes (including the Parity Notes), a Senior Credit Facility consisting of a $46.0 million term A loan, a $59.1 million term B loan and $32.5 million in revolving credit facilities borrowings, $7.8 million in Canadian revolving credit facility borrowings and a $2.5 million CAT acquisition note payable. During 1999 the Company had a net increase in revolving credit facilities borrowings of $27.9 million, and repaid $4.0 million in term loans and notes payable.

     In 1999, the Company obtained a $3.0 million revolving credit facility ("Additional Revolver") which is guaranteed by Vestar and bears interest, at the Company's option, at either the Eurodollar rate plus 1.5% or the Prime rate plus 0.5%. This facility expires on December 31, 2000. At December 31, 1999, there were no amounts outstanding under the Additional Revolver. On February 17, 2000, the Additional Revolver was increased to $7.5 million.

     On March 29, 2000, the Additional Revolver was increased to $12.0 million and incorporated into the Senior Credit Facility as Tranche C. Borrowings under Tranche C are due and payable on June 30, 2000 (unless certain events occur, in which case the maturity can be extended to December 31, 2001) and are guaranteed by Vestar.

Debt Service

     Principal and interest payments under the Company's debt agreements represent significant liquidity requirements for the Company. Aggregate principal payments on the Company's indebtedness are $14.2 million, $9.5 million, $12.9 million, $14.6 million, $40.6 million, for each of the years 2000 through 2004, respectively, with $181.3 million thereafter through 2008.

     The Company's senior subordinated notes mature in 2008 and require semi-annual interest payments at 10 1/8%. The term A and B loans mature in 2004 and 2005, respectively, and require quarterly principal payments and quarterly interest payments at floating rates based upon the interest rate option elected by the Company. The revolving credit facilities expire at various dates through 2004, and require quarterly interest payments at floating rates based upon the interest rate option elected by the Company. The Canadian revolving credit facility expires in 2000, but can continue year to year thereafter, and requires monthly interest payments at floating rates based upon the interest rate option elected by the Company. The CAT note payable requires monthly payments through 2002 with interest imputed at 10%. Cash paid for interest in 1999 was $23.3 million. Interest expense for 2000 is expected to be $29.9 million, including $1.7 million of non-cash amortization of deferred debt issuance costs.

Covenant Restrictions

     The Senior Credit Facility contains a number of covenants that, among other things, restrict the ability of the Company and its subsidiaries, other than pursuant to specified exceptions, to dispose of assets, incur additional indebtedness, incur guarantee obligations, repay other indebtedness, pay dividends, create liens on assets, enter into leases, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, make capital expenditures, enter into sale and leaseback transactions, change the nature of their business or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities. In addition, under the Senior Credit Facility the Company is required to comply with specified financial ratios and tests, including minimum fixed charge coverage and interest coverage ratios and maximum leverage ratios, including a senior leverage ratio and a total leverage ratio, and a minimum Sock Group EBITDA test each of which is tested as of the last day of each fiscal quarter of the Company and its subsidiaries. The amendments in December 1998, March 1999, September 1999 and March 2000 revised the original covenants. Additionally, the September 1999 amendment requires Vestar to infuse up to $30 million of new capital if certain leverage ratios are not met.

     At December 31, 1999, the Company was not in compliance with its financial ratio covenants and received a waiver dated March 29, 2000. The March 2000 waiver and amendment, also revised on-going covenants and the Company expects to meet these covenants in 2000.

     On March 29, 2000, the Senior Credit Facility and the Investment and Deposit agreement were amended. The March 2000 amendment requires (i) Vestar to infuse up to $30 million of new capital into the Company and (ii) the Company to make $20 million in additional principal payments on the Senior Credit Facilities between June 30, 2000 (or in certain circumstances August 31, 2000) and December 31, 2000 if certain financial ratios are not met by June 30, 2000.

Capital Expenditures

     Capital spending during 1999 was $10.7 million and related primarily to general improvements to the Company's manufacturing facilities. Total capital spending for 2000 is expected to be $7.0 million and also relates primarily to general improvements to the Company's manufacturing facilities.

Financing Sources and Cash Flows

     At December 31, 1999 the Company had $7.2 million in cash and additional availability of $5.7 million under the revolving credit facilities included in the Senior Credit facility, after consideration of $10.1 million in open trade letters of credit and $1.7 million of stand-by letters of credit. These credit facilities were increased by $4.5 million on each of February 17, 2000, and March 29, 2000. At December 31, 1999 the Company also had additional availability of $2.2 million Canadian dollars under the Canadian revolving credit facility, after consideration of $1.5 million Canadian dollars in open trade letters of credit.

    The Company has a substantial amount of indebtedness. The Company relies on internally generated funds and, to the extent necessary, on borrowings under the revolving credit facilities to meet its liquidity needs. The Company's ability to incur additional indebtedness is limited under its existing borrowing arrangements.

    Based upon the current level of operations, management believes that cash flow from operations and available cash, together with available borrowings under the revolving credit facilities, are adequate to meet the Company's future liquidity needs until at least the end of 2000. The Company may, however, need to refinance all or a portion of the principal of the Senior Credit Facility on or prior to maturity and there can be no assurance that the Company will be able to effect any such refinancing. In addition, there can be no assurances that the Company's business will generate sufficient cash flow from operations, that anticipated revenue growth and operating improvements will be realized or that future borrowings will be available under the Senior Credit Facility in an amount sufficient to (i) enable the Company to service its indebtedness or (ii) fund its other liquidity needs.

Income Taxes

     See Note 10  "Income  Taxes"  of the  Notes to the  Consolidated  Financial
Statements included on pages F-8 through F-37 of the Consolidated Financial Statements.

New Accounting Pronouncements

     See Note 3 "New Accounting Pronouncements" of the Notes to the Consolidated Financial Statements included on pages F-8 through F-37 of the Consolidated Financial Statements.

Year 2000 Risk

     The Year 2000 ("Y2K") issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company's computer equipment, software and devices with embedded technology that are time-sensitive may recognize a date using "00" as the year 1900 rather than the Year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. In addition, certain computer programs that are date sensitive may not process the Y2K as a leap year. As of March 6, 2000, the Company has not experienced any significant business interruption related to the Y2K issue or leap year issues, nor is it aware of any business interruptions at any of its primary suppliers or customers. There can be no assurance, however, that the Company will not be affected in the future by any existing non-disclosed Y2K or leap year non-compliance of material third parties. As a result, the Company will continue to monitor its Y2K and leap year compliance and the related compliance of its suppliers and customers. Total Y2K costs were not material to the Company's results of operations and financial condition.

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


Item 7A. Quantitative and Qualitative disclosures about  Market Risk

Market Risk Factors

     The Company has market risk exposure from changes in interest rates and foreign currency exchange rates. The Company operates under a senior credit facility at variable interest rates. Interest expense is primarily affected by the general level of U.S. interest rates, LIBOR and European base rates. The Company is subject to risk from sales and loans to its foreign subsidiary as well as sales, purchases from third party customers, suppliers and creditors, denominated in foreign currencies. Currently, the Company does not currently engage in any derivative type instruments in order to hedge against interest rate and Canadian foreign currency exchange rate fluctuations. However, the Company feels it is limited in its exposure of foreign currency exchange rate changes as most inventory purchase contracts are denominated in US Dollars.

Floating Interest Rate Risk

     In order to assess the impact of changes in interest rate on future earnings and cash flow, the Company assumed a 1% (100 basis points) unfavorable shift in the underlying interest rate would result in additional interest expense of $ 1.4 million.

Fixed Interest Rate Risk

     The fair value of long-term fixed interest rate debt and fixed interest rate preferred stock is also subject to interest rate risk. Generally, the fair value of fixed interest rate debt and preferred stock will increase as interest rates fall and decrease as interest rates rise. A hypothetical 100 basis point increase in the prevailing interest rates at December 31, 1999 would result in a decrease in fair value of total long-term debt and preferred stock, by approximately $ 4.7 million.

Currency

     The Company's Canadian operations represented approximately 4% of consolidated fixed assets and 9% of consolidated net sales for 1999. Because of the Company's international operations, the Company is exposed to translation risk when the local currency statements of income are translated into U.S. dollars. As currency exchange rates fluctuate, translation of the statements of income of international businesses into U.S. dollars will affect the comparability of revenues and expenses between years. None of the components of the Company's consolidated statements of income was materially affected by exchange rate fluctuations in 1997, 1998, or 1999.


The Company's revenues are denominated in each international subsidiary's local currency; thus, the Company is not exposed to currency transaction risk on its revenues. The Company is exposed to currency transaction risk on certain purchases of raw materials and equipment by its international subsidiaries. At December 31, 1999, a hypothetical 10% adverse movement in foreign exchange rates applied to the underlying exposures described above would not have a material effect on the Company's results of operations.

Item 8. Consolidated Financial Statements and Supplementary Data

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE

---------
Report of Independent Auditors' as of and for the year ended December 31,
        1999                                                                F-2

Report of Independent  Auditors' as of December 31, 1998 and for the
        years ended December 31, 1997 and 1998                              F-3

Consolidated Financial Statements:

    Consolidated Balance Sheets as of December 31, 1998 and 1999            F-4

    Consolidated Statements of Operations for the years ended
         December 31, 1997, 1998 and 1999                                   F-5

    Consolidated Statements of Stockholder's Deficit for the years ended
         December 31, 1997, 1998 and 1999                                   F-6

    Consolidated Statements of Cash Flows for the years ended
         December 31, 1997, 1998 and 1999                                   F-7

    Notes to Consolidated Financial Statements                              F-8


Financial Statement Schedule:

    Schedule II - Valuation and Qualifying Accounts for each of the
           years in the three-year period ended December 31, 1999          II-6



All other schedules are omitted because they are not applicable or the required information is provided in the Consolidated Financial Statements or related notes thereto.

             REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT AUDITORS'


Board of Directors
Cluett American Corp. and Subsidiaries


We have audited the accompanying consolidated balance sheet of Cluett American Corp. and subsidiaries, a wholly-owned subsidiary of Cluett American Investment Corp., as of December 31, 1999, and the related consolidated statements of operations, stockholder's deficit and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 14(a) for the year ended December 31, 1999. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.


We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cluett American Corp. and subsidiaries at December 31, 1999 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                      /s/ Deloitte & Touche LLP


Atlanta, Georgia
March 29, 2000

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS'

Board of Directors
Cluett American Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Cluett American Corp. and subsidiaries, a wholly owned subsidiary of Cluett American Investment Corp. ("Holdings"), as of December 31, 1998, and the related consolidated statements of operations, stockholder's deficit and cash flows for the two years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a) for the two years in the period ended December 31, 1998. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cluett American Corp. at December 31, 1998 and the consolidated results of their operations and their cash flows for the two years in the period ended December 31, 1998, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                              /s/ Ernst & Young LLP

Atlanta, Georgia
March 19, 1999

                     CLUETT AMERICAN CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                                DECEMBER 31,
                                                                                           1998              1999

                                      ASSETS

Current assets:
  Cash and cash equivalents                                                          $     2,868       $     7,239
  Accounts receivable, net                                                                46,786            45,519
   Inventories, net                                                                       74,599            78,105
   Prepaid expenses and other current assets                                               3,972             3,129

                                                                                     ------------------ ----------------

Total current assets                                                                     128,225           133,992
Property, plant and equipment, net                                                        48,124            47,794
Deferred financing costs                                                                  11,198            10,842
Pension assets                                                                            31,383            32,187
Goodwill, net                                                                                 --             4,740
Other non-current assets                                                                   1,845             1,951

                                                                                     ------------------ ----------------

Total assets                                                                         $   220,775         $ 231,506

                                                                                     ================== ================
                       LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:

  Accounts payable and accrued expenses                                              $    40,107        $   40,696
  Accrued interest payable                                                                 2,332             3,861
  Short-term debt and current portion of long-term debt                                   10,248            14,209
  Income taxes payable                                                                     1,475             1,970

                                                                                     ------------------ ----------------

Total current liabilities                                                                 54,162            60,736
Due to parent                                                                             27,974                --
Long-term debt and capital lease obligations                                             235,681           258,883
Other non-current liabilities                                                                111               147
Redeemable preferred stock dividends payable                                                 605               637

Commitments and Contingencies:

Senior Exchangeable Preferred Stock Due 2010, cumulative, $.01 par value:
authorized
  4,950,000 shares, issued and outstanding 530,730 shares in 1998 and 599,145
  shares in 1999 (liquidation preference of $53,073 in 1998 and $59,915 in 1999)          51,288            58,329
Stockholder's deficit:
  Common stock, $1 par value: authorized, issued and outstanding 1,000 shares                  1                 1
  Additional paid-in capital                                                             116,919           135,100
  Accumulated deficit                                                                   (264,933)         (282,046)
  Accumulated other comprehensive loss                                                    (1,033)             (281)

                                                                                     ------------------ ----------------

Total stockholder's deficit                                                             (149,046)         (147,226)

                                                                                     ------------------ ----------------

Total liabilities and stockholder's deficit                                            $ 220,775        $   231,506

                                                                                     ================== ================

                              See accompanying notes.

                     CLUETT AMERICAN CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                   YEAR ENDED DECEMBER 31,
                                                                                          1997              1998              1999
                                                                                                   (DOLLARS IN THOUSANDS)
Net sales                                                                            $  363,528          $ 373,123        $ 343,520
Cost of goods sold                                                                      253,677            264,325          249,126
                                                                                    ---------------- ------------- ----------------

Gross profit                                                                            109,851            108,798           94,394
Selling, general and administrative expenses                                             76,341             82,442           81,790
Restructuring and impairment charges                                                      2,469              2,366            2,228

                                                                                    ---------------- -------------- ---------------


Operating income                                                                         31,041             23,990           10,376
Interest expense, net                                                                    15,233             20,355           26,462
Other expense, net                                                                        1,169              2,131              457

                                                                                    ---------------- -------------- ---------------

Income (loss) before bankruptcy reorganization costs (credits) and income taxes          14,639              1,504          (16,543)
Bankruptcy reorganization costs (credits)                                                (3,883)            37,528             (573)

                                                                                    ---------------- -------------- ---------------

Income (loss) before provision for income taxes                                          18,522            (36,024)         (15,970)
Provision for income taxes                                                                1,326                810            1,143

                                                                                    ---------------- -------------- ---------------

Net income (loss)                                                                    $   17,196           $(36,834)       $ (17,113)

                                                                                    ================ ============== ===============





                             See accompanying notes.

                     CLUETT AMERICAN CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIT

                             (DOLLARS IN THOUSANDS)

                                                         ADDITIONAL                       OTHER
                                      COMMON STOCK        PAID-IN       ACCUMULATED    COMPREHENSIVE
                                     SHARES  AMOUNT       CAPITAL         DEFICIT         INCOME       TOTAL

Balance at December 31, 1996          2,000         2       174,927      (245,295)       (3,850)      (74,216)

  Net income                           --        --            --          17,196          --          17,196
  Foreign currency translation
   adjustment                          --        --            --            --           1,547         1,547
                                                                                                   ----------
  Comprehensive income                                                                                 18,743
                                                                                                   ----------
  Accretion of dividend on
   redeemable preferred stock          --        --          (1,335)         --            --          (1,335)
                                     ------    ------    ----------    ----------    ----------    ----------
Balance at December 31, 1997          2,000         2       173,592      (228,099)       (2,303)      (56,808)

  Net loss                             --        --            --         (36,834)         --         (36,834)

  Foreign currency translation
   adjustment                          --        --            --            --           1,270         1,270
                                                                                     ----------    ----------
  Comprehensive loss                                                                                  (35,564)
                                                                                                   ----------
  Accretion of dividend on
   redeemable preferred stock          --        --          (2,078)         --            --          (2,078)
  Distribution to CAIC                 --        --         (87,522)         --            --         (87,522)
  Contribution of intercompany
   debt due to CAIC                    --        --          27,609          --            --          27,609
  Distribution to CAIC for
   debt purchase                       --        --         (13,000)         --            --         (13,000)
  Contribution of preferred
    stock from CAIC                    --        --          22,086          --            --          22,086
  Contribution of CDC to CAC
   from CAIC                         (1,000)       (1)         --            --            --              (1)

  Accretion of dividend on
   Senior exchangeable
   preferred stock                     --        --          (3,678)         --            --          (3,678)

  Accretion of fees on Senior
   exchangeable preferred
    stock                              --        --             (90)         --            --             (90)
                                     ------    ------    ----------    ----------    ----------    ----------

Balance at December 31, 1998          1,000         1       116,919      (264,933)       (1,033)     (149,046)

  Net loss                             --        --            --         (17,113)         --         (17,113)
  Foreign currency translation
   adjustment                          --        --            --            --             752           752
                                                                                     ----------    ----------
  Comprehensive loss                                                                                  (16,361)

  Capital contribution from Parent     --        --          25,255          --            --          25,255
  Accretion of dividend on
   redeemable preferred stock          --        --          (6,920)         --            --          (6,920)
  Accretion of fees on senior
   exchangeable preferred stock        --        --            (154)         --            --            (154)
                                     ------    ------    ----------    ----------    ----------    ----------
Balance at December 31, 1999          1,000    $    1    $  135,100    $ (282,046)   $     (281)   $ (147,226)
                                     ======    ======    ==========    ==========    ==========    ==========




                             See accompanying notes.

                     CLUETT AMERICAN CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                   YEAR ENDED DECEMBER 31,
                                               --------    ---------  ---------
                                                1997         1998         1999
                                                    (DOLLARS IN THOUSANDS)
                                               --------    ---------  ---------
OPERATING ACTIVITIES
Net income (loss)                          $  17,196    $ (36,834)   $ (17,113)
Adjustments  to  reconcile  net income
 (loss) to net cash and cash  equivalents
  provided by (used in) operating activities:
  Impairment of property, plant and equipment     --        1,094          360
  Write-off of deferred acquisition cost          --          489           --
  Depreciation                                 8,075        8,660        9,378
  Deferred finance amortization                   --          952        1,592
  Goodwill and license fee amortization           30           40          228
  Gain on sale of property, plant and equip     (348)          --          (57)
  Adjustments in 1997 and payments in 1998
   of liabilities subject to compromise-
   reorganization                            (10,000)     (22,442)          --
  Accrual of professional fees, potential
   claims and related litigation matters-
   reorgainzation                              6,117           --           --

Changes in operating assets and liabilities,
  excluding the effect of acquisition:
  Accounts receivable                          3,917        1,070        1,631
  Inventories                                 (6,980)       2,629       (2,718)
  Prepaid expenses and other current assets      178          197          898
  Pension and other non-current assets        (1,808)     (13,772)      (1,683)
  Accounts payable and accrued expenses       (4,430)      (3,871)       2,016
  Income taxes payable                           521         (678)         495
  Other liabilities                             (448)         435         (234)
  Due to parent                                   --       27,974           --
  Effect of changes in foreign currency          930        3,190       (2,683)
                                                 ---        -----       ------
Net cash and cash equivalents provided by
 (used in) operating activities               12,950      (30,867)      (7,890)
                                              ------      -------       ------

INVESTING ACTIVITIES
Purchase of property, plant and equipment    (10,778)     (11,841)     (10,670)
Proceeds on disposal of property, plant and
  equipment                                    3,327          152        1,275
Purchase of CAT, net of cash acquired             --           --       (2,289)
                                              ------       ------       ------
Net cash and cash equivalents used in
  investing activities                        (7,451)     (11,689)     (11,684)
                                              ------      -------      -------

FINANCING ACTIVITIES
Issuance of preferred stock                       --       48,125           --
Distribution to Parent                            --      (87,522)          --
Net borrowings under line-of-credit agreement     --        3,126       27,928
Proceeds from Debtor-in-Possession credit
  facility                                    16,398           --           --
Principal payments on Debtor-in-Possession   (16,795)          --           --
Proceeds from issuance of long term debt       2,246      222,000           --
Principal payments on long term debt          (3,113)      (1,300)      (3,600)
Principle Payment on long-term note CAT           --           --         (374)
Payments on pre-petition liabilities              --     (146,490)          --
Principal payments on capital leases              --       (2,406)         (15)
                                               -----       ------          ---
Net cash and cash equivalents (used in)
  provided by financing activities            (1,264)      35,533       23,939
Effect of exchange rate changes on cash           --         (128)           6
                                             -------      -------      -------
Net change in cash and cash equivalents        4,235       (7,151)       4,371
Cash and cash equivalents at beginning of
  year                                         5,784       10,019        2,868
                                           ---------    ---------    ---------
Cash and cash equivalents at end of year   $  10,019    $   2,868    $   7,239
                                           =========    =========    =========

SUPPLEMENTAL DISCLOSURES
Cash paid during the year:
  Interest                                 $   7,649    $  17,073    $  23,341
  Income taxes                             $   1,163    $   1,236    $     648

SUMMARY OF CAT  ACQUISITION:
  Fair value of assets acquired                                      $   5,288
  Long term notes issued                                                (2,881)
  Liabilities assumed                                                     (118)
                                                                          ----
  Net cash paid for acquisitions                                     $   2,289
                                                                     =========


                             See accompanying notes.

                     CLUETT AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Background


     Cluett American Corp. and its subsidiaries (the "Company") are a wholly owned subsidiary of Cluett American Investment Corp ("Holdings"). The Company was organized in 1982 and primarily designs, manufactures and markets socks and men's dress shirts in the United States and Canada. The Company also has a growing presence in men's and women's sportswear. The Company also manufactures dress shirts in Honduras.

     The Company filed voluntary petitions for relief under the provisions of Chapter 11 of the Federal Bankruptcy Code on July 17, 1995. The Company emerged from bankruptcy on May 18, 1998. As part of the approved reorganization plan, Vestar Capital Partners III, L.P. ("Vestar") and co-investors made a $61.3 million equity investment and Alvarez & Marsal, Inc. ("A&M") and certain members of management made a $6.7 million equity investment in Holdings.


     The Company and Holdings used the equity investments in conjunction with borrowings under a new $160.0 million senior credit facility, $112.0 million in proceeds from the Company's issuance of Senior Subordinated Notes Due 2008 and $48.1 million in net proceeds from the issuance of Senior Exchangeable Preferred Stock Due 2010, to complete its recapitalization (the "Recapitalization") under which all of Holdings' and the Company's existing pre-petition obligations and all borrowings under the Company's debtor-in-possession facility, were paid in full. In addition, the Company issued $13.0 million in Senior Subordinated Notes Due 2008 (the "Parity Notes") to Holdings shareholders that were shareholders prior to the bankruptcy as part of the Recapitalization. These notes are identical in, and rank in parity with, the $112.0 million Senior Subordinated Notes Due 2008. During 1999, approximately $2.0 million of Parity Notes were converted to Senior Subordinated Notes.

2. Acquisition


     On July 13, 1999, the Company acquired 100% of the outstanding common stock of Central American Tailoring ("CAT"), incorporated under the laws of Honduras. CAT had been a captive contractor providing sewing services to the Company. The total purchase price was $5.2 million and was comprised of $1.6 million in cash, the issuance of $2.9 million in long-term notes and other related acquisition costs of $0.7 million. The cash payment was financed primarily through the Company's revolving credit facility. The acquisition was accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of the acquired business are included in the consolidated balance sheet as of December 31, 1999. The operating results of CAT have been included in the consolidated statements of operations from the date of acquisition. The excess purchase price over the fair market value of the underlying assets of $4.9 million was allocated to goodwill and is being amortized on a straight-line basis over 10 years.

                     CLUETT AMERICAN CORP. AND SUBSIDIARIES

3. Significant Accounting Policies


Principles of Consolidation

     The consolidated financial statements include all subsidiary companies of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.


Cash Equivalents

    The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable

    The Company's principal customers are retail stores and chains primarily located in the United States and Canada. Royalty and licensing income is earned from a worldwide base of licensees engaged in the sale and manufacture of textiles and apparel. The Company generally does not require collateral on accounts receivable.


Inventory Valuation

    Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories are stated net of an allowance for obsolete and slow moving inventory.


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

Impairment

     The Company reviews long-lived assets and certain intangibles for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Any impairment losses are reported in the period in which the recognition criteria are first applied based on the fair value of the assets. Assets held for sale are carried at the lower of carrying amount or fair value, less estimated costs to sell such assets. The Company discontinues depreciating or amortizing assets held for sale at the time the decision to sell the assets is made.

Goodwill

     Goodwill represents the excess of costs of acquired businesses over the fair value of the net identifiable assets acquired and is amortized on a straight-line basis over 10 years, the estimated future economic benefit.

                     CLUETT AMERICAN CORP. AND SUBSIDIARIES

3. Significant Accounting Policies (Continued)

Deferred Financing Fees

    In connection with the Recapitalization transactions discussed in Note 1, the Company deferred financing fees of $13.4 million. These costs are being amortized to interest expense over the lives of the related debt agreements.


Income Taxes

    Deferred income taxes are provided at the enacted marginal rates on the differences between the financial statement and income tax basis of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company files a consolidated federal income tax return with Holdings and separate, consolidated or unitary state and local income tax returns in accordance with the filing requirements and options applicable in the jurisdiction in which income tax returns are required. Income tax expense for the Company is presented in the accompanying financial statements calculated on a separate return basis.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could be different from those estimates.


Revenue Recognition

    The Company recognizes revenue when the apparel is shipped. At this point, persuasive evidence of a sale arrangement exists, delivery has occurred, the Company's price to the buyer is fixed and collectibility of the associated receivable is reasonably assured. Customer returns and allowances have been provided based on estimated returns. Fees from the licensing of trademarks and processes relating to the textile and apparel industry are recognized ratably over the period of time for fixed license fees and based on estimated sales for variable royalty fees. The Company recognized licensing fees of $6.9 million, $6.3 million and $6.4 million in 1997, 1998 and 1999, respectively, which are included in net sales in the accompanying statements of operations.

Interest Expense, net

     The Company includes interest income from overnight investment in net interest expense. The Company recorded interest income of $0, $178,000, $246,000 in 1997, 1998 and 1999 respectively.

                     CLUETT AMERICAN CORP. AND SUBSIDIARIES

3. Significant Accounting Policies (Continued)

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standard Board issued Statement No. 133, "Accounting For Derivative Instruments And Hedging Activities" ("SFAS No. 133"). This statement (as amended by SFAS No. 137) is effective January 2001. This statement establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet measured at fair value. The Company will adopt SFAS No. 133 on January 1, 2001. Management has not determined how SFAS No. 133 will impact the Company's results of operations or financial position.


Foreign Currency Translation

    The Company translates the financial statements of its foreign subsidiaries from the local (functional) currencies to U.S. dollars in accordance with SFAS No. 52 "Foreign Currency Translation". Substantially all assets and liabilities of the Company's foreign subsidiaries are translated at year-end exchange rates, while revenue, expenses and cash flow are translated at average exchange rates prevailing during the year. Translation adjustments arising from certain foreign operations of the Company are reflected as a separate component of stockholder's deficit. Selling, general and administrative expense includes an aggregate exchange loss on foreign currency transactions of approximately $816,000, $41,000 and $16,000 in 1997, 1998 and 1999, respectively.

Advertising Costs

     The Company expenses advertising costs as incurred. The Company charged a total of $9.5 million, $9.3 million and $11.6 million to advertising expense in 1997, 1998 and 1999, respectively.


Concentrations of Credit Risk and Financial Instruments

    Financial instruments which subject the Company to credit risk are primarily trade accounts receivable. Concentration of credit risk with respect to accounts receivable is limited due to the large number and diversity of customers comprising the Company's customer base. No single customer accounted for more than 10% of the Company's sales in 1997, 1998, and 1999. Additionally, there was no single customer who accounted for more than 10% of consolidated accounts receivable balances at December 31, 1998 or 1999. Management believes the risk associated with trade accounts receivable is adequately provided for in the allowance for doubtful accounts.


Reclassifications

     Certain amounts in the 1997 and 1998 financial statements and footnotes have been reclassified to conform to the 1999 presentation.

                     CLUETT AMERICAN CORP. AND SUBSIDIARIES

4. Redeemable Preferred Stock

     In connection with the Recapitalization, the Company issued 500,000 shares of 12 1/2% Senior Exchangeable Preferred Stock ("Preferred Stock") due 2010 and received net proceeds of $48.1 million. Each preferred share has a liquidation preference of $100. The holders of the Preferred Stock will be entitled to receive, as and if dividends are declared by the Board of Directors out of funds the Company has legally available, cumulative preferential dividends from the date of issuance of the Preferred Stock accruing at the rate per share of 12 1/2 % per annum. Dividends are payable semiannually in arrears on May 15 and November 15 of each year, commencing on November 15, 1998, to the holders of record as of the preceding May 1 and November 1. On or prior to May 15, 2003, the Company may, at its option, pay dividends in cash or in additionally fully paid and non-assessable shares of Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends. The carrying value of Senior Exchangeable Preferred Stock at December 31, 1998 and 1999, reflects accretion of $90,000 and $244,000, respectively, in transaction fees. Through December 31, 1999, the Company declared and paid stock dividends aggregating 99,145 shares on its Preferred Stock. As of December 31, 1999, the Company had issued and outstanding 599,145 cumulative shares.

5. Restructuring and Impairment Charges

    In 1995, the Company developed and implemented a program designed to reduce operating expenses and improve overall productivity. During 1997, 1998 and 1999, the Company incurred expenses of $2.5 million, $2.4 million and $2.2 million, respectively, in implementing this plan.

     During 1999, the Company closed its owned manufacturing facility located in Enterprise, Alabama and consolidated certain administrative functions within its Shirt Group. The closure and administrative consolidation costs included severance costs of $1.6 million for 308 employees at Enterprise and in administrative functions. In addition, special termination benefits of $1.7 million related to 280 employees of the Enterprise facility which were provided through the Company's employee benefit plan. (See Note 11). All terminations were completed by December 31, 1999. The Company also recorded an impairment charge of $383,000 to record the Enterprise facility at its net realizable value. This facility is held for sale at December 31, 1999 and the facility's new basis of $257,000 is included in other assets on the Company's consolidated balance sheet.

    Also in 1999, the Company's Sock Group approved a restructuring plan to cease distribution operations at an owned facility located in Bally, Pennsylvania and to close a lease dye-house facility in Pottstown, Pennsylvania in 2000. In 1999, the Company recorded termination benefits of $269,000 for 94 employees at the Bally, Pennsylvania facility and other facility closure costs of $97,000. The terminations are expected to occur in the third quarter of 2000.

    During 1998 and 1997, the Company closed 3 retail outlet stores each year and in 1998 consolidated certain distribution facilities and closed a sock knitting facility at the Sock Group. The Company recorded restructuring costs of $2.2 million in 1998 and $2.3 million in 1997, related to the closures and facility consolidation. Severance costs of $318,000 in 1998 and $338,000 in 1997 were recorded which related to the termination of 100 employees in 1998 and 25 employees in 1997. In 1998, additional closure costs primarily related to lease termination costs. In addition, the Company recorded impairment charges of $150,000 in 1998 and 1997 related to the write-off of outlet store property and underperforming assets. The Company also incurred other operating expenses during 1997 and 1998 to restructure and operate the Company during bankruptcy.

                     CLUETT AMERICAN CORP. AND SUBSIDIARIES

5. Restructuring and Impairment Charges (Continued)

The provision and related ending accruals for these costs are summarized as follows (in thousands):

                                                                              1997              1998              1999
                                                                              ----              ----              ----
                    Restructuring:
                          Severance costs                                 $     338        $      318        $    1,890
                          Facility closure costs                              1,400             1,816                84
                          Other                                                 581                82              (129)
                                                                       ----------------- ----------------- -----------------
                                                                              2,319             2,216             1,845
                    Impairment-property, plant and equipment                    150               150               383
                                                                       ----------------- ----------------- -----------------

                   Total restructuring and impairment costs               $   2,469        $    2,366        $    2,228
                                                                       ================= ================= =================

                                                     Severance Costs   Facility Closure       Other             Total
                   Balance, December 31, 1996        $          0      $      5,445      $      144        $     5,589
                       Restructuring expense                  338             1,400             581              2,319
                       Payments                              (313)           (6,118)           (298)            (6,729)
                                                     ----------------- ----------------- ----------------- -----------------
                   Balance, December 31, 1997                  25               727             427              1,179
                       Restructuring expense                  318             1,816              82              2,216
                       Payments                               (68)           (1,921)           (446)            (2,435)
                                                     ----------------- ----------------- ----------------- -----------------
                   Balance, December 31, 1998                 275               622              63                960
                       Restructuring expense,
                         net of $534 reversed               1,890              (129)             84              1,845
                         from prior accruals
                       Payments                             (1889)             (348)           (147)            (2,384)
                                                     ----------------- ----------------- ----------------- -----------------
                   Balance, December 31, 1999         $       276      $         145     $       --        $       421
                                                     ================= ================= ================= =================



6. Accounts Receivable

    Allowances provided for accounts receivable are as follows:

                                          DECEMBER 31,
                                        1998      1999
                                    (DOLLARS IN THOUSANDS)


Doubtful accounts                     $ 1,610   $ 1,620
Customer allowances                     6,852     8,554

                                      -------   -------

                                      $ 8,462   $10,174

                                      =======   =======

                     CLUETT AMERICAN CORP. AND SUBSIDIARIES

7. Inventories

    Inventories consist of the following:


                                            December 31,
                                         1998        1999
                                      (DOLLARS IN THOUSANDS)

Finished goods                        $ 65,283    $ 60,854
Work in process                          4,189       8,260
Raw material and supplies               10,276      11,613
                                      --------    --------
                                        79,748      80,727
Less: Allowance for obsolete and slow
   moving inventory                     (5,149)     (2,622)
                                      --------    --------
                                      $ 74,599    $ 78,105
                                      ========    ========

8. Property, Plant and Equipment

    Property, plant and equipment consist of the following:


                                              December 31,
                                           1998         1999
                                        (DOLLARS IN THOUSANDS)

Land                                  $   2,091    $   2,049
Buildings and site improvements          24,267       32,224
Machinery, equipment and other           81,200       82,403
Vehicles                                     --           37
Construction in progress                  4,875          485
                                      ---------    ---------
                                        112,433      117,198
Less accumulated depreciation           (64,309)     (69,404)
                                      ---------    ---------
                                      $  48,124    $  47,794
                                      =========    =========


    Included  in the  amounts  above  is  property  held  under  capital  leases
(principally a distribution facility) of $0.8 million and $0.4 million, at December 31, 1998 and 1999, respectively.

                     CLUETT AMERICAN CORP. AND SUBSIDIARIES

9. Long-Term Obligations and Financing Arrangements

     The classification of the Company's long-term obligations and financing arrangements, including accrued interest, is as follows:

                                                                                DECEMBER 31,
                                                                         1998                  1999
                                                                 ------------------    ------------------
                                                                           (DOLLARS IN THOUSANDS)
Short-term debt and current portion of long-term debt:

Current portion of capital lease obligation                                   $ 12                 $ 16
Canadian Facility                                                            3,636                7,788
CAT short-term portion                                                          --                  805
Senior Credit Facility:
     Revolving Credit Facility                                               3,000                   --
     Term Loan A                                                             3,000                5,000
     Term Loan B                                                               600                  600
                                                                 ------------------    ------------------
Total short-term                                                            10,248               14,209

Long-term debt:
  Capital lease obligations                                                    231                  231
  CAT long-term obligation                                                      --                1,702
  Senior Credit Facility:
     Revolving Credit Facility                                               5,350               32,450
     Term Loan A                                                            46,000               41,000
     Term Loan B                                                            59,100               58,500
Senior subordinated notes (includes the Parity Notes)                      125,000              125,000
                                                                 ------------------    ------------------
Total long-term                                                            235,681              258,883
                                                                 ------------------    ------------------
Total debt                                                               $ 245,929            $ 273,092
                                                                 ==================    ==================

Senior Credit Facility

    On May 18, 1998, the Company entered into a $160.0 million Senior Credit Facility (the "Senior Credit Facility"). The Senior Credit Facility, which was amended on December 18, 1998, March 19, 1999, September 30, 1999 and March 29, 2000, is comprised of three different loans: a $50.0 million revolving credit facility (the "Revolver"), a $50.0 term loan ("Term A"), and a $60.0 million term loan ("Term B"). As of December 31, 1999, approximately $32.5 million was outstanding on the Revolver and the Company had approximately $10.1 million of open trade letters of credit outstanding for the purchase of finished goods inventory from foreign vendors. In addition, approximately $1.7 million of stand-by letters of credit were outstanding. Net availability under the Revolver was $5.7 million at December 31, 1999 in addition to cash and cash equivalents of $7.2 million.

    In 1999, the Company obtained a $3.0 million revolving credit facility ("Additional Revolver") which is guaranteed by Vestar and bears interest, at the Company's option, at either the Eurodollar rate plus 1.5% or the Prime rate plus 0.5%. This facility expires on December 31, 2000. At December 31, 1999, there were no amounts outstanding under the Additional Revolver. On February 17, 2000, the Additional Revolver was increased to $7.5 million.

                     CLUETT AMERICAN CORP. AND SUBSIDIARIES

     9. Long-Term Obligations and Financing Agreements (Continued)


     On March 29, 2000, the Additional Revolver was increased to $12.0 million and incorporated into the Senior Credit Facility as Tranche C. Borrowings under Tranche C are due and payable on June 30, 2000 (unless certain events occur, in which case the maturity can be extended to December 31, 2001) and are guaranteed by Vestar.

     The Revolver and the Term A loan mature in 2004 and the Term B loan matures in 2005. Term Loan A requires quarterly principal payments of $500,000 through June 1999, which increase annually by $500,000 through June 2002, then increase by $750,000 through June 2003 and decrease by $250,000 through maturity. Term Loan B requires quarterly principal payments of $150,000 through June 2004 and four quarterly payments of $14,100,000 beginning in September 30, 2004.

     Interest for borrowings under the Revolver and Term A loan is based on either, at the Company's option, LIBOR plus 2.5% at December 31, 1998 and 3.0% at December 31, 1999 or the Alternative Base Rate plus 1.5% at December 31, 1998 and 2.0% at December 31, 1999. The Alternative Base Rate is the greater of the Bank of America prime rate or the Fed Funds rate plus 0.5%. Interest rates on the Revolver and Term Loan A ranged between 7.56% to 9.13%, and 9.19% to 10.25% at December 31, 1998 and 1999, respectively. Term Loan B interest rate is based on either LIBOR plus 3.0% at December 31, 1998 and 3.5% at December 31, 1999 or, at the Company's option, the Alternative Base Rate plus 2.0% at December 31, 1998 and 2.5% at December 31, 1999. Interest rates on Term Loan B were 7.79% and 9.69% at December 31, 1998 and 1999, respectively. At December 31, 1998 and 1999, the weighted average interest rate on short term borrowings was 9.0% and 9.41%, respectively.

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

     The Term A and Term B loans (and in the case of (i), the Revolver) are subject to mandatory prepayment (i) with the proceeds of certain asset sales,
(ii) on an annual basis with 50% of the Company's excess cash flow (as defined in the Senior Credit Facility), (iii) with the proceeds of certain equity offerings and (iv) with the proceeds from debt issuance.

     The Senior Credit Facility contains a number of covenants that, among other things, restrict the ability of the Company and its subsidiaries, other than pursuant to specified exceptions, to dispose of assets, incur additional indebtedness, incur guarantee obligations, repay other indebtedness, pay dividends, create liens on assets, enter into leases, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, make capital expenditures, enter into sale and leaseback transactions, change the nature of their business or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities. In addition, under the Senior Credit Facility the Company is required to comply with specified financial ratios and tests, including minimum fixed charge coverage and interest coverage ratios and maximum leverage ratios, including a senior leverage ratio and a total leverage ratio and a minimum Sock Group EBITDA test, each of which is tested as of the last day of each fiscal quarter of the Company and its subsidiaries. The amendments in December 1998, March 1999, September 1999 and March 2000 revised the original covenants.

                     CLUETT AMERICAN CORP. AND SUBSIDIARIES

9. Long-Term Obligations and Financing Agreements (Continued)


     At December 31, 1999, the Company was not in compliance with its financial ratio covenants and received a waiver dated March 29, 2000. The March 2000 amendment also revised on-going covenants and the Company expects to meet these covenants throughout 2000.

     In connection with the September 30, 1999 amendment of the Senior Credit Facility, Vestar and Bank of America, N.A. entered into an Investment and Deposit agreement for Vestar to infuse up to $30 million of new capital into the Company if certain leverage ratios are not met.

     On March 29, 2000, the Senior Credit Facility and the Investment and Deposit agreement were amended. The March 2000 amendment requires (i) Vestar to infuse up to $30 million of new capital and (ii) the Company to make $20 million in additional principal payments on the Senior Credit Facilities between June 30, 2000 (or in certain circumstances August 31, 2000) and December 31, 2000 if certain financial ratios are not met by June 30, 2000. The Company expects to meet these covenants in 2000.

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

     The consequences of a default under the Senior Credit Facility are that the lender may terminate the commitments, accelerate the Company's obligations under the Senior Credit Facility, declaring them immediately due and payable, require the credit parties to establish a cash collateral account as security for outstanding letters of credit and enforce any and all other rights and interests existing under the credit documents.

Senior Subordinated Notes

    In connection with the Recapitalization, the Company issued $112.0 million of 10 1/8% Senior Subordinated Notes due 2008 and $13.0 million in Parity Notes (collectively, the "Notes"). The Parity Notes, which are convertible to senior subordinated notes have the same terms as the Senior Subordinated Notes with the exception that accumulated interest is paid to each Parity Note holder upon the conversion to Senior Subordinated Notes. As of December 31, 1999, $2.0 million of the initial $13.0 million Parity Notes have been converted to Senior Subordinated Notes. No mandatory redeemable dates exist for the parties' notes to be converted to Senior Subordination Note. Commencing November 15, 1998, interest is paid semiannually on May 15 and November 15 of each year. The Company is not required to make any mandatory redemption or sinking fund payment with respect to the Notes prior to maturity. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after May 15, 2003 at the redemption prices set forth in the agreement plus accrued and unpaid interest. The Notes are subordinate in priority to the Senior Credit Facility, are senior in right of payment to the Preferred Stock and are guaranteed by the Company's domestic subsidiaries.

                     CLUETT AMERICAN CORP. AND SUBSIDIARIES

9. Long-Term Obligations and Financing Agreements (Continued

Canadian Facility

    The Company's Canadian division (Cluett Peabody Canada Inc. ("Cluett Canada")) entered into a loan agreement dated August 8, 1997 (the "Canadian Facility") between Cluett Canada and Congress Financial Corporation ("Congress"). The Canadian Facility provides for a revolving loan facility of up to $15,000,000 Canadian dollars, which amount may be reduced based upon the value of accounts receivable outstanding and inventory held by Cluett Canada, or upon the good faith determination by Congress that the amount should be reduced to reflect, among other things, loss contingencies or risks, letters of credit and event of default of Cluett Canada. The Canadian Facility has an initial term of three years and continues year to year thereafter. Congress under the Canadian Facility has a first priority lien on substantially all of the assets of Cluett Canada. Interest rates on the Canadian Facility ranged between 8.0% to 9.0%, and 7.75% to 9.75% at December 31, 1998 and 1999, respectively.

    As of December 31, 1999, $11.3 million Canadian dollars were outstanding under the Canadian Facility plus $1.5 million Canadian dollars in open trade letters of credit.

CAT Notes Payable

     In connection with the CAT acquisition, the Company entered into long term note agreements with an imputed value of $2.9 million which mature on November 1, 2002 and require monthly payments of $85,000 beginning August 1, 1999. The Company imputed interest on the notes at 10.0%.

The aggregate maturities of long-term debt and capital lease obligations as of December 31, 1999 are as follows:

                     2000                                      $14,209
                     2001                                        9,507
                     2002                                       12,930
                     2003                                       14,613
                     2004                                       40,563
                     Thereafter                                181,270
                                                              --------
                                                              $273,092
                                                              ========

                     CLUETT AMERICAN CORP. AND SUBSIDIARIES

10. Income Taxes


The provision for income taxes is summarized as follows:

                                                                            YEAR ENDED DECEMBER 31,
                                                                    1997             1998              1999
                                                                             (DOLLARS IN THOUSANDS)
            Current:
              Federal                                            $  4,606       $     (146)          $    --
              State and local                                         485              550               600
              Foreign(1)                                              575              406               543
              Benefit of net operating loss carryforward           (4,340)              --                --

                                                               ---------------- ---------------- -----------------
                                                                 $  1,326       $      810           $ 1,143
                                                               ================ ================ =================


(1) Includes approximately $0.5 million, $0.4 million and $0.5 million relating to foreign withholding taxes for 1997, 1998 and 1999, respectively.

    A reconciliation of the statutory federal income tax provision (benefit) to the Company's provision for income taxes is as follows:

                                                                             YEAR ENDED DECEMBER 31,
                                                                    1997             1998             1999
                                                                            (DOLLARS IN THOUSANDS)
           Computed at statutory rate                           $    6,297        $  (12,248)        $ (5,430)
           Foreign subsidiaries loss (income)                        1,482            (2,314)           2,751
           State and local income taxes, net of federal
           income tax benefit                                          320               363              396
           Dedeuctions relating to foreign taxes                       575               268              361
           Changes in valuation allowance for deferred tax
           assets                                                   (7,383)           14,812            2,953
           Other, net                                                   55               (71)             112
                                                               ---------------- ---------------- ----------------
                                                                $    1,326        $      810          $ 1,143
                                                               ================ ================ ================

     Deferred   income  taxes   represent  the  net  tax  effects  of  temporary
differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                     CLUETT AMERICAN CORP. AND SUBSIDIARIES

10. Income Taxes (Continued)

    The significant components of the Company's domestic deferred tax assets and liabilities are as follows:

                                                                                                  DECEMBER 31,
                                                                                             1998              1999
                                                                                           ------              ----
                                                                                         (DOLLARS    IN THOUSANDS)
                  Deferred tax liabilities:
                      Workers compensation                                               $    580          $    893
                      Depreciation                                                          4,268             4,180
                      Pension income                                                        4,685             4,847
                      Other                                                                   578               354
                                                                                            -----             -----
                      Total deferred tax liabilities                                       10,111            10,274
                  Deferred tax assets:
                      Net operating loss carryforwards                                     80,355            83,821
                      AMT credits                                                             119               119
                      Restructuring reserves                                                  864               861
                      Bankruptcy reorganization                                             1,181             1,094
                      Litigation reserve                                                        -                 -
                      Interest to parent                                                        -                 -
                      Allowance for bad debts                                                 554               473
                      Inventory overhead cost adjustment, net                                 952             1,056
                      Reserves                                                              1,613             1,128
                      Other                                                                 4,841             5,043
                                                                                            -----             -----
                  Total deferred tax assets                                                90,479            93,595
                  Valuation allowance for deferred tax assets                             (80,368)          (83,321)
                                                                                          --------          --------

                  Net deferred taxes                                                     $     --          $     --
                                                                                         =========         =========

    As of December 31, 1999, the Company had federal net operating loss ("NOL") carryforwards of approximately $246 million. These NOL carryforwards are scheduled to expire from the year 2005 through 2019. The Internal Revenue Code and Treasury Regulations prescribe a limitation on the use of NOL carryforwards following an ownership change. The Company experienced such an ownership change as a result of its Plan of Reorganization following the Company's exit from Chapter 11 of the United States Bankruptcy Code on May 18, 1998. Therefore, approximately $206 million of the Company's NOL carryforwards are subject to an annual usage limitation of approximately $6.0 million plus an additional amounts related to any realized built in gains.

     Based on the Company's history of earnings and the limitation on the use of its NOL carryforwards, the Company's entire balance of net domestic deferred tax assets have been reduced by a valuation allowance of $80.4 million and $83.3 million at December 31, 1998 and 1999, respectively as it was not assured that such assets would be realized in the future. The Company increased its valuation allowance by $25.1 million to $80.4 million in 1998 and $3.0 million to $83.3 million in 1999.

    Undistributed earnings of foreign subsidiaries deemed permanently invested for which no deferred income taxes have been provided were approximately $5.1 million at December 31, 1997, and $0 at December 31, 1998 and $0 at December 31, 1999.

                     CLUETT AMERICAN CORP. AND SUBSIDIARIES

11. Employee Benefit Plans

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

     At December 31, 1998 and 1999, the funded status of the Company's qualified defined benefit pension plan was as follows:

                                                 DECEMBER 31,
                                               1998         1999
                                           (DOLLARS IN THOUSANDS)
Benefit Obligation Information
Benefit obligation at beginning of year    $  74,073    $  77,582
Service cost                                   1,724        2,086
Interest cost                                  5,346        5,034
Actuarial loss/(gain)                          3,794      (10,093)
Benefits paid                                 (8,232)     (11,703)
Amendments                                         -        1,186
Special termination benefits                     877        3,178
                                           ---------    ---------
Benefit obligation at end of year          $  77,582    $  67,270
                                           =========    =========

Fair Value of Plan Assets

Fair value of plan assets at beginning of
   year                                     $109,129    $ 113,244
Actual return on plan assets                  12,347       11,370
Benefits paid                                 (8,232)     (11,703)
                                           ---------    ---------
Fair value of plan assets at end of year   $ 113,244    $ 112,911
                                           =========    =========

Reconciliation of Funded Status, Amounts
   Not recognized, and Amounts Recognized
Funded status                              $  35,662    $  45,641
Unrecognized prior service cost                3,222        4,037
Unrecognized loss/(gain)                         765      (10,455)
Unrecognized reversion value discount         (8,266)      (7,036)
                                           ---------    ---------
Prepaid benefit costs                      $  31,383    $  32,187
                                           =========    =========

                     CLUETT AMERICAN CORP. AND SUBSIDIARIES

11. Employee Benefit Plans (Continued)

    Net pension benefit of the Company's qualified defined benefit plan for the years ended December 31, 1997, 1998 and 1999 include the following components:

                                                                  DECEMBER 31,
                                                         1997        1998        1999
                                                              (IN THOUSANDS)
Service cost                                         $  1,675    $  1,724    $  2,086
Interest cost                                           5,345       5,346       5,034
Actual return on plan assets                          (16,498)    (12,347)    (11,370)
Amortization of unrecognized reversion value discount  (1,230)     (1,230)     (1,230)
Asset gain deferred for later recognition               8,030       4,474       1,496
                                                     --------    --------    --------
                                                       (2,678)     (2,033)     (3,984)
Other benefit charges:
Early retirement program / special retirement benefit     642         877       3,178
                                                     --------    --------    --------
Net pension benefit                                  $ (2,036)   $ (1,156)   $   (806)
                                                     ========    ========    ========

    The assumptions used in determining the funded status of the Company's defined benefit pension plans for the years ended December 31, 1997, 1998 and 1999 were discount rates of 7.5%, 7.0% and 8.25% respectively, and an average rate of increase in compensation levels ranging from 3.25% to 13.25% depending on the participant's age at the valuation date. In addition, the expected long-term rate of return on plan assets was 9.5% for all periods. The change in assumptions between periods is reflected as an actuarial loss/(gain) and is reflected as a component of benefit obligation.


    During 1990, in connection with the acquisition of certain businesses, the Company adjusted the actuarial valuation of certain estimated pension assets to reflect their net realizable value based upon a planned reversion to the Company. In August 1991, the Company decided not to revert the assets. As a result of this change, the excess pension assets are being recognized over the Average Future Working Lifetime of the plan participants, estimated to be a period of 14 years. Amortization of this amount was $1,230,000 in 1997, 1998 and 1999, and is included in pension benefit for each respective year. The Company periodically performs an actuarial valuation of these pension assets and adjusts the amount of the pension assets and the annual amortization based on the results of the valuation.

    During 1995, the Company's qualified defined benefit plan was amended to provide an Enhanced Retirement Program ("ERP"). The total charge in 1997 related to this program was $642,000.

    During 1998, the Company's qualified defined benefit plan was amended to provide an Early Retirement Program ("CERP"). The total charge in 1998 and 1999 related to the program was $877,000 and $1,443,000.

     During 1999, the Company's qualified defined benefit plan was amended to provide special termination benefits to those employees severed as a result of the Enterprise facility closing. The total charge in 1999 related to this program was $1,735,000.

                     CLUETT AMERICAN CORP. AND SUBSIDIARIES

12. Commitments and Contingencies


     The Company and certain of its subsidiaries are party to litigation in connection with the normal conduct of their businesses. In March 2000, the Company and a former employee reached an agreement in principle to settle all matters relating to an action brought by the employee for the sum of $1.75 million of which $1.6 million and $1.75 million was reserved at December 31, 1998 and December 31, 1999, respectively. Management believes, based in part on the opinion of counsel, that its potential liability with respect to other proceedings currently pending is not material in the aggregate to the Company's consolidated results of operations or financial position.


    The Company leases certain land, buildings and equipment under both capital and noncancelable operating leases that expire in various years through 2013. Certain of the operating leases contain rent escalation clauses and require the Company to pay maintenance costs, property taxes and insurance obligations on the leased property. Future minimum lease payments under noncancelable operating leases and capital leases, together with the present value of the net minimum lease payments as of December 31, 1999 are as follows:


                                                  CAPITAL  OPERATING
                                                   LEASES     LEASES
                                               (DOLLARS IN THOUSANDS)
                             Year payable:
                             2000                 $    41    $ 3,826
                             2001                      38      2,708
                             2002                      37      2,420
                             2003                      31      1,940
                             2004                      30      1,466
                             Thereafter               240      2,072
                                                  -------    -------
Total minimum lease payments                          417    $14,432
                                                  =======    =======
Amount representing interest                         (170)
                                                  -------
Present value of net minimum lease payments           247
Current portion                                        16
                                                  -------
Long-term portion                                 $   231
                                                  =======



    Rent expense totaled approximately $3.9 million in 1997, $4.3 million in 1998 and $3.4 million in 1999.

                     CLUETT AMERICAN CORP. AND SUBSIDIARIES

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

    Future minimum license fees payable in the five years succeeding December 31, 1999 are as follows (in thousands):

Year payable:
 2000                                               $      566
 2001                                                      695
 2002                                                      955
 2003                                                      763


14. Related Party Transactions


    Subsequent to the emergence from bankruptcy, Holdings allocated interest expense of $24.3 million related to post-petition interest on prepetition obligations to the Company. This amount is included in bankruptcy reorganization costs in 1998. This amount was contributed by Holdings to the Company in 1999 and is reflected as a component of Stockholder's Deficit. In addition, a $1.5 million and $2.1 million liability related to an employee stock plan was assumed by the Company and the pension plan, respectively. The liability assumed by the pension plan is reflected as a component of the benefit obligation (see Note
11).

    Pursuant to a management  advisory  agreement (the  "Management  Agreement")
entered into in connection with the reorganization of the Company in 1998, Vestar receives an annual advisory fee equal to $500,000. The Company expensed $250,000 in 1998 and $500,000 in 1999 in consideration for certain advisory and consulting services (excluding investment banking or other financial advisory services and full- or part-time employment by Holdings or any of its subsidiaries of any employee or partner of Vestar and its affiliates, in each case for which Vestar and its affiliates shall be entitled to receive additional compensation). Holdings has agreed to reimburse Vestar for expenses incurred in connection with, and to indemnify Vestar and its affiliates for any liabilities arising from, such advisory and consulting services. In connection with the Recapitalization, Vestar received a one-time transaction fee of $3.25 million in 1998.

    During 1995 Mr. Marsal (founding Managing Director of A&M) was appointed Chief Executive Officer of the Company. In connection with this appointment, the Company paid A&M $1.4 million, $957,000, and $963,000 for 1997, 1998, and 1999, respectively for compensations and other related expenses.

                     CLUETT AMERICAN CORP. AND SUBSIDIARIES

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


     Included in the Company's consolidated balance sheet at December 31, 1999 are the net assets of the Company's manufacturing facility located in Kitchener, Ontario and San Pedro Sula, Honduras, which total $ 1.1 million. The Honduras facility does not sell products to external customers. As of December 31, 1999, 28% of the Company's labor force is covered under collective bargaining agreements with one union, which expire between March 31, 2001 and December 31, 2002.


16. Fair Value of Financial Instruments


     The carrying amount of cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and accrued liabilities approximate fair value due to the short maturities of these instruments. The fair value of long-term debt was approximately $222.5 million at December 31, 1998 and $225.1 million (book value of $257.0 million) at December 31, 1999 based on interest rates that are believed to be available to the Company for debt with similar provisions provided for in the existing debt agreements. The fair value of the senior exchangeable Preferred Stock was approximately $45.7 million at December 31, 1998 and $20.0 million (book value of $58.3 million) at December 31, 1999 based on a market value analysis.


17. Segment Data


     The Company is organized by product line in three business segments. Foreign sales, primarily Canadian, were approximately 9.4%, 9.1% and 8.9%, in 1997, 1998 and 1999, respectively. There were no customers for which sales exceeded 10% during the three-year period presented.

    The Company incurred a number of one-time costs associated with the restructuring of its operations and bankruptcy reorganization costs. The financial results associated with the Burberrys, YSL, Latin America, Canadian retail operations, Apparel On-line and unallocated corporate overhead charges, are referred to collectively as "All other".

                     CLUETT AMERICAN CORP. AND SUBSIDIARIES

17. Segment Data (Continued)

                                                              1997                   1998                 1999
                                                                            (Dollars in Thousands)
Net Sales
         Sock                                              $151,789            $164,760          $168,366
         Shirt                                              176,753             185,353           176,500
         All other                                           43,588              30,854             6,829
         Intercompany                                        (8,602)             (7,844)           (8,175)
                                              ----------------------- ------------------ -----------------
                                                           $363,528            $373,123          $343,520
                                              ======================= ================== =================
Gross Profit
         Sock                                              $ 49,144            $ 52,497          $ 58,735
         Shirt                                               49,193              52,479            35,277
         All other                                           11,514               3,821               382
                                              ----------------------- ------------------ -----------------
                                                           $109,851            $108,797          $ 94,394
                                              ======================= ================== =================
Selling, General and Administrative
         Sock                                              $ 25,874            $ 26,454          $ 27,750
         Shirt                                               38,319              41,969            50,531
         All other                                           12,148              14,019             2,946
                                              ----------------------- ------------------ -----------------
                                                           $ 76,341            $ 82,442          $ 81,227
                                              ======================= ================== =================
Operating Income
    excluding restructuring and
    impairment charges
         Sock                                              $ 23,270            $ 26,043          $ 30,985
         Shirt                                               10,874              10,510           (15,245)
         All other                                             (634)            (10,197)           (3,136)
                                              ----------------------- ------------------ -----------------
                                                           $ 33,510            $ 26,356          $ 12,604
                                              ======================= ================== =================
Identifiable Assets
         Sock                                              $ 77,841            $ 80,766          $ 82,562
         Shirt                                               92,412              90,239           104,356
         All other                                           17,342               7,057               772
                                              ----------------------- ------------------ -----------------
                                                           $187,595            $178,062          $187,690
                                              ======================= ================== =================
Depreciation
         Sock                                              $  4,640            $  5,403          $  5,815
         Shirt                                                3,424               3,235             3,455
         All other                                               11                  22               108
                                              ----------------------- ------------------ -----------------
                                                           $  8,075            $  8,660          $  9,378
                                              ======================= ================== =================
Capital expenditures
         Sock                                              $  7,475            $  7,987          $  5,745
         Shirt                                                3,075               3,816             4,277
         All other                                              228                  38               648
                                              ----------------------- ------------------ -----------------
                                                           $ 10,778            $ 11,841          $ 10,670
                                              ======================= ================== =================


                     CLUETT AMERICAN CORP. AND SUBSIDIARIES

17. Segment Data (Continued)


Interest expense, interest income and income taxes are excluded from reportable segment data as such amounts are not included in segment information reviewed by the chief operating decision maker.

Reconciliation   of  Reportable   Segments  Net  sales,   Operating  Income  and
Identifiable Assets

                                                                1997                1998                 1999
                                                                ----                ----                 ----
Net Sales
Total net sales for reportable segments                    $  368,381          $ 350,113              $ 344,866
Other net sales                                                 3,749             30,854                  6,829
Eliminations of intersegment net sales                         (8,602)            (7,844)                (8,175)
                                                          ------------------ ------------------ -------------------
Total consolidated net sales                               $  363,528          $ 373,123              $ 343,520
                                                          ================== ================== ===================
Operating Profit (Loss)
Total operating profit or loss for reportable segments     $   33,465          $  36,553              $  15,740
Other operating profit or loss                                   (558)            (7,764)                  (150)
Eliminations of intersegement operating profit (loss)               -                  -                      -
Unallocated amounts:
     Other corporate income (expense)                             603             (2,433)                (2,986)
     Restructuring and impairment charges                      (2,469)            (2,366)                (2,228)
                                                          ------------------ ------------------ -------------------
Total operating profit (loss)                              $   31,041          $  23,990              $  10,376
                                                          ================== ================== ===================

Assets
Total assets for reportable segments                       $  186,485          $ 171,005              $ 186,918
Other assets                                                    1,110              7,057                    772
Unallocated amounts:
     Deferred finance costs                                         -             11,198                 10,842
     Pension assets                                            30,227             31,383                 32,187
     Other unallocated amounts                                  2,195                132                    787
                                                          ------------------ ------------------ -------------------
Consolidated total                                         $  220,017          $ 220,775              $ 231,506
                                                          ================== ================== ===================

Capital Expenditures
Total capital expenditures for reportable segments         $   10,778          $  11,803              $  10,022
Adjustments                                                         -                 38                    648
                                                          ------------------ ------------------ -------------------
Consolidated total                                         $   10,778          $  11,841              $  10,670
                                                          ================== ================== ===================



                     CLUETT AMERICAN CORP. AND SUBSIDIARIES

17. Segment Data (Continued)

                                                              1997                 1998                1999
                                                              ----                 ----                ----
                                                                         (Dollars in Thousands)
Depreciation & Amortization

Total depreciation for reportable segments                 $       8,075       $      8,638         $    9,270
Amortization                                                          30                992              1,928
                                                       -------------------- ------------------- -------------------
Consolidated total                                         $       8,105       $      9,630         $   11,198
                                                       ==================== =================== ===================

Geographic Information
Net Sales
United States                                              $   329,358         $ 339,276            $  313,063
Foreign                                                         34,170            33,847                30,457
                                                       -------------------- ------------------- -------------------
Total                                                      $   363,528         $ 373,123            $  343,520
                                                       ==================== =================== ===================

Operating Income (Loss)
United States                                              $    29,327         $  25,205            $   13,829
Foreign                                                          1,714             (1,215)              (3,453)
                                                       -------------------- ------------------- -------------------
Total                                                      $    31,041         $  23,990            $   10,376
                                                       ==================== =================== ===================

Identifiable Assets
United States                                              $   197,621         $ 201,026            $  209,594
Foreign                                                         22,396             19,749               21,912
                                                       -------------------- ------------------- -------------------
 Total                                                     $   220,017         $ 220,775            $  231,506
                                                       ==================== =================== ===================

18. Guarantor Subsidiaries


     The Company's payment obligations under the Senior Credit Facility and the Senior Subordinated Notes (the "Notes") are fully and unconditionally guaranteed on a joint and several basis by its current domestic subsidiaries, principally:
Cluett Peabody & Co., Inc., Great American Knitting Mills, Inc., Cluett Designer Group Inc., Consumer Direct Corporation and Arrow Factory Stores Inc. (collectively the "Guarantor Subsidiaries"). Each of the Guarantor Subsidiaries is a direct or indirect wholly-owned subsidiary of the Company. The Company's payment obligations under the Notes are not guaranteed by the remaining subsidiaries: Bidermann Womenswear Corp. (formerly Ralph Lauren Womenswear Inc.), Cluett, Peabody Canada Inc., Arrow de Mexico S.A. de C.V., and Arrow Inter-America & Co., Ltd. (collectively the "Non-Guarantor Subsidiaries"). The obligations of each Guarantor Subsidiary under its guarantee of the Notes are subordinated to such subsidiary's obligations under its guarantee of the Senior Credit Facility.
     Presented below is condensed consolidating financial information for Cluett American Corp. ("Parent Company"), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries. In the Company's opinion, separate financial statements and other disclosures concerning each of the Guarantor Subsidiaries would not provide additional information that is material to investors.
Therefore, the Guarantor Subsidiaries are consolidated in the presentation below. Investments in subsidiaries are accounted for by Cluett American Corp. using the equity method of accounting. Earnings of subsidiaries are, therefore, reflected in the Parent Company's investments in and advances to/from subsidiaries account and earnings (losses). The elimination entries eliminate investments in subsidiaries, the related stockholder's deficit and other intercompany balances and transactions.

     In 1997, 1998 and 1999, the Company allocated external interest expense to its subsidiaries, based on a percentage of net sales.

                     CLUETT AMERICAN CORP. AND SUBSIDIARIES

18. Guarantor Subsidiaries (Continued)

                                                                SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET


                                                                           DECEMBER 31, 1998
                                                                          (DOLLARS IN THOUSANDS)

                                                       PARENT       GUARANTOR     NON-GUARANTOR
                                                      COMPANY       SUBSIDIARIES   SUBSIDARIES    ELIMINATIONS  CONSOLIDATED
                                                      --------      ------------  -------------   ------------   ----------
ASSETS
Current assets:
Cash and cash equivalents                          $       --       $   2,396        $    472      $       --    $    2,868
Accounts receivable, net                                   --          42,599           4,187              --        46,786
Inventories                                                --          63,158          11,441              --        74,599
Prepaid expenses and other current assets                  --           3,168             804              --         3,972
                                                   ----------     -----------         -------    ------------    ----------
Total current assets                                       --         111,321          16,904              --       128,225
Investment in subsidiaries                            (86,330)             --              --          86,330            --
Intercompany receivable (payable)                      15,000         (15,000)             --              --            --
Property, plant and equipment, net                         --          46,112           2,012              --        48,124
Deferred finance costs                                     --          11,198              --              --        11,198
Pension assets                                             --          31,383              --              --        31,383
Other noncurrent assets                                    --           1,012             833              --         1,845
                                                   ----------     -----------         -------    ------------    ----------
Total assets                                       $  (71,330)      $ 186,026        $ 19,749      $   86,330    $  220,775
                                                     ========         =======          ======         =======       =======

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
Accounts payable and accrued expenses              $       --       $  37,781        $   4,658     $       --    $   42,439
Short-term debt and current portion of
  long-term debt                                           --           6,600            3,648             --        10,248
Income taxes payable                                       --       1,268 207               --            207         1,475
                                                   ----------     -----------          -------   ------------    ----------
Total current liabilities                                  --          45,649            8,513             --        54,162
Due to parent                                              --          27,974               --             --        27,974
Long-term debt and capital lease
  obligations                                              --         235,450              231             --       235,681
Other noncurrent liabilities                               --             111               --             --           111
Dividends payable                                         605              --               --             --           605
Senior exchangeable preferred stock,
cumulative, $.01 par value: authorized
4,950,000, issued and outstanding 530,730
shares (liquidation preference)                        51,288              --               --             --        51,288

Stockholder's deficit                                (123,223)       (123,158)          11,005         86,330      (149,046)
                                                   ----------     -----------          -------    -----------    ----------
Total liabilities and stockholder's deficit        $  (71,330)      $ 186,026       $   19,749     $   86,330    $  220,775
                                                     ========         =======           ======        =======       =======


                     CLUETT AMERICAN CORP. AND SUBSIDIARIES

18. Guarantor Subsidiaries (Continued)

                                                                 SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

                                                                                DECEMBER 31,1999

                                                                             (DOLLARS IN THOUSANDS)

                                                              PARENT    GUARANTOR   NON-GUARANTOR
                                                             COMPANY   SUBSIDIARIES  SUBSIDARIES    ELIMINATIONS  CONSOLIDATED
                                                          ----------  ------------ --------------  ------------   ----------
ASSETS
Current assets:
Cash and cash equivalents                                  $     --      $    7,099    $      140   $     --     $    7,239
Accounts receivable, net                                         --          40,635         4,884         --         45,519
Inventories                                                      --          64,608        13,497         --         78,105
Prepaid expenses and other current assets                        --           2,422           707         --          3,129
                                                           ----------    ----------    ----------   ----------   ----------
Total current assets                                             --         114,764        19,228         --        133,992
Investment in subsidiaries                                   (103,443)         --            --        103,443         --
Intercompany receivable (payable)                              15,000       (15,000)         --           --           --
Property, plant and equipment, net                               --          45,802         1,992         --         47,794
Deferred finance costs                                           --          10,842          --           --         10,842
Pension assets                                                   --          32,187          --           --         32,187
Goodwill, net                                                    --           4,740          --           --          4,740
Other noncurrent assets                                          --           1,259           692         --          1,951
                                                           ----------    ----------    ----------   ----------   ----------
Total assets                                               $  (88,443)   $  194,594    $   21,912   $  103,443   $  231,506
                                                           ==========    ==========    ==========   ==========   ==========


LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
Accounts payable and accrued expenses                      $       --    $   38,239    $    2,457   $       --   $   40,696
Accrued interest expense                                           --         3,861            --                     3,861
Short-term debt and current portion of
  long-term debt                                                   --         6,405         7,804           --       14,209
Income taxes payable                                               --         1,763           207           --        1,970
                                                           ----------    ----------    ----------   ----------   ----------
Total current liabilities                                          --        50,268        10,468           --       60,736
Long-term debt and capital lease
  obligations                                                      --       258,652           231           --      258,883
Other noncurrent liabilities                                       --           147            --           --          147
Dividends payable                                                 637            --            --           --          637
Senior exchangeable preferred stock,
cumulative, $.01 par value: authorized
4,950,000, issued and outstanding 599,145
shares (liquidation preference of $ 59,915)                    58,329            --            --           --       58,329

Stockholder's deficit                                        (147,409)     (114,473)       11,213      103,443     (147,226)

                                                           ----------    ----------    ----------   ----------   ----------
Total liabilities and stockholder's deficit                 $ (88,443)   $  194,594    $   21,912    $ 103,443   $  231,506
                                                           ==========    ==========    ==========   ==========   ==========


                     CLUETT AMERICAN CORP. AND SUBSIDIARIES

18. Guarantor Subsidiaries (Continued)

                                          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                                        YEAR ENDED DECEMBER 31, 1997

                                                             (DOLLARS IN THOUSANDS)

                                                 PARENT    GUARANTOR   NON-GUARANTOR
                                                COMPANY   SUBSIDIARIES  SUBSIDARIES    ELIMINATIONS  CONSOLIDATED
                                              ----------   ---------   --------------  ------------   ----------
Net sales                                       $      --   $  329,358    $   34,170    $       --    $  363,528
Cost of goods sold                                     --      229,303        24,374            --       253,677
                                               ----------   ----------    ----------    ----------    ----------
Gross profit                                           --      100,055         9,796            --       109,851
Selling, general and administrative expenses           --       66,817         9,524            --        76,341
Restructuring and impairment charges                   --        3,911        (1,442)           --         2,469
                                               ----------   ----------    ----------    ----------    ----------

Operating income (loss)                                --       29,327         1,714            --        31,041

Income (loss) on investments in subsidiaries       17,196           --            --       (17,196)           --
Interest expense, net                                  --       12,275         2,958            --        15,233
Other expense, net                                     --          853           316            --         1,169
                                               ----------   ----------    ----------    ----------    ----------
Income (loss) before reorganization costs
  (credits) and income taxes                       17,196       16,199        (1,560)      (17,196)       14,639
Bankruptcy reorganization credits                      --       (3,883)           --            --        (3,883)
                                               ----------   ----------    ----------    ----------    ----------
Income (loss) before provision for income
  taxes                                            17,196       20,082        (1,560)      (17,196)       18,522
Provision for income taxes                             --            --        1,326            --         1,326
                                               ----------   ----------    ----------    ----------    ----------
Net income (loss)                              $   17,196   $   18,756    $   (1,560)   $  (17,196)   $   17,196
                                               ==========   ==========    ==========    ==========    ==========


                     CLUETT AMERICAN CORP. AND SUBSIDIARIES

18. Guarantor Subsidiaries (Continued)

                                          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                          YEAR ENDED DECEMBER 31, 1998

                                                             (DOLLARS IN THOUSANDS)

                                                PARENT      GUARANTOR   NON-GUARANTOR
                                               COMPANY   SUBSIDIARIES     SUBSIDARIES ELIMINATIONS CONSOLIDATED
                                            ----------    -----------   ------------- ------------  ----------

Net sales ................................   $     --      $  339,276    $   33,847    $     --     $  373,123
Cost of goods sold .......................         --         239,479        24,846          --        264,325
                                             ----------    ----------    ----------    ----------   ----------
Gross profit .............................         --          99,797         9,001          --        108,798
Selling, general and administrative
  expenses ...............................         --          72,866         9,576          --         82,442
Restructuring and impairment charges costs         --           1,726           640          --          2,366
                                             ----------    ----------    ----------    ----------   ----------
Operating income (loss) ..................         --          25,205        (1,215)         --         23,990

Loss on investments in subsidiaries ......      (36,834)         --            --          36,834         --
Interest expense, net ....................         --          16,907         3,448          --         20,355
Other expense, net .......................         --           2,131          --            --          2,131
                                             ----------    ----------    ----------    ----------   ----------
Income (loss) before reorganization costs
  and income taxes .......................      (36,834)        6,167        (4,663)       36,834        1,504
Bankruptcy reorganization costs ..........         --          37,528          --            --         37,528
                                             ----------    ----------    ----------    ----------   ----------
Loss before provision for income taxes ...      (36,834)      (31,361)       (4,663)       36,834      (36,024)
Provision for income taxes ...............         --             851           (41)         --            810
                                             ----------    ----------    ----------    ----------   ----------
Net income (loss) ........................   $  (36,834)   $  (32,212)   $   (4,622)   $   36,834   $  (36,834)
                                             ==========    ==========    ==========    ==========   ==========


                     CLUETT AMERICAN CORP. AND SUBSIDIARIES

18. Guarantor Subsidiaries (Continued)

                                              SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                            YEAR ENDED DECEMBER 31, 1999

                                                                (DOLLARS IN THOUSANDS)

                                                PARENT      GUARANTOR   NON-GUARANTOR
                                               COMPANY    SUBSIDIARIES   SUBSIDARIES   ELIMINATIONS CONSOLIDATED
                                             ----------    -----------  -------------  ----------    ----------
Net sales                                    $     --      $  311,989    $   31,531    $     --     $  343,520
Cost of goods sold                                 --         222,610        26,516          --        249,126

                                             ----------    ----------    ----------    ----------   ----------
Gross profit                                       --          89,379         5,015          --         94,394
Selling, general and administrative
  expenses                                         --          74,000         7,790          --         81,790
Restructuring and impairment charges costs         --           1,550           678          --          2,228
                                             ----------    ----------    ----------    ----------   ----------
Operating income (loss)                            --          13,829        (3,453)         --         10,376

Loss on investments in subsidiaries             (17,113)         --            --          17,113         --
Interest expense, net                              --          23,184         3,278          --         26,462
Other expense, net                                 --             457          --            --            457
                                             ----------    ----------    ----------    ----------   ----------
Income (loss) before reorganization costs
  and income taxes                              (17,113)       (9,812)       (6,731)       17,113      (16,543)
Bankruptcy reorganization credits                  --            (573)         --            --           (573)
                                             ----------    ----------    ----------    ----------   ----------
Loss before provision for income taxes          (17,113)       (9,239)       (6,731)       17,113      (15,970)
Provision for income taxes                         --           1,051            92          --          1,143
                                             ----------    ----------    ----------    ----------   ----------
Net income (loss)                            $  (17,113)   $  (10,290)   $   (6,823)   $   17,113   $  (17,113)
                                             ==========    ==========    ==========    ==========   ==========



                     CLUETT AMERICAN CORP. AND SUBSIDIARIES

18. Guarantor Subsidiaries (Continued)

                                        SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                           YEAR-END DECEMBER 31, 1997

                                                             (DOLLARS IN THOUSANDS)

                                                          PARENT      GUARANTOR  NON-GUARANTOR
                                                         COMPANY   SUBSIDIARIES    SUBSIDARIES  ELIMINATIONS CONSOLIDATED
                                                       ----------   -----------  -------------- ------------  ----------
OPERATING ACTIVITIES
Net income (loss)                                 $ 17,196    $ 18,756    $ (1,560)   $(17,196)   $ 17,196
Adjustment to reconcile net income (loss) to
net cash and cash equivalents provided by
(used in) operating activities:
(Income) on investments in
    subsidiaries                                   (17,196)       --          --        17,196        --
  Depreciation and amortization                       --         7,779         326        --         8,105
  Gain on sale of assets                              --          --          (348)       --          (348)
  Accrual of professional fees, potential
     claims and related litigation matters-
      reorganization                                  --         6,117        --          --         6,117
   Adjustments of liabilities subject to
    compromise                                        --       (10,000)       --          --       (10,000)
Changes in operating assets and liabilities           --        (7,746)       (374)       --        (8,120)
                                                  --------    --------    --------    --------    --------
Net cash and cash equivalents provided by (used
in) operating activities                              --        14,906      (1,956)       --        12,950

INVESTING ACTIVITIES

Purchase of Property, Plant & Equipment               --       (10,554)       (224)       --       (10,778)
Proceeds on disposal Property, Plant &
   Equipment                                          --         1,786       1,541        --         3,327
                                                  --------    --------    --------    --------    --------
Net cash and cash equivalents provided by
(used in) investing activities                        --        (8,768)      1,317        --        (7,451)

FINANCING ACTIVITIES
Proceeds from DIP credit facility                     --        16,398        --          --        16,398
Principal payments on DIP credit facility             --       (16,398)       (397)       --       (16,795)
Proceeds from issuance of long term debt              --           456       1,790        --         2,246
Principal payments on long term debt                  --        (2,621)       (492)       --        (3,113)
                                                  --------    --------    --------    --------    --------
Net cash and cash equivalents provided by (used
 in) financing activities                             --        (2,165)        901        --        (1,264)
                                                  --------    --------    --------    --------    --------
Net change in cash and cash equivalents               --         3,973         262        --         4,235
Cash and cash equivalents at beginning of
 year                                                 --         5,578         206        --         5,784
                                                  --------    --------    --------    --------    --------
Cash and cash equivalents at end of year          $   --      $  9,551    $    468    $   --      $ 10,019
                                                  ========    ========    ========    ========    ========


                     CLUETT AMERICAN CORP. AND SUBSIDIARIES

18. Guarantor Subsidiaries (Continued)

                                                     SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                                 YEAR ENDED DECEMBER 31, 1998
                                                                    (DOLLARS IN THOUSANDS)

                                                     PARENT     GUARANTOR  NON-GUARANTOR
                                                     COMPANY  SUBSIDIARIES    SUBSIDARIES   ELIMINATIONS   CONSOLIDATED
                                                   ----------   ----------- --------------  ------------   ------------
OPERATING ACTIVITIES
Net income (loss)                                 $  (86,330)   $  (32,212)   $   (4,622)   $   86,330    $  (36,834)
Adjustment to reconcile net income
(loss) to net cash and cash equivalents
 used in operating activities:

  Loss on investments in subsidiaries                 86,330          --            --         (86,330)         --
  Write-down of deferred acquisition activities         --             489          --            --             489
  Write-down of property, plant and equipment           --           1,094          --            --           1,094
  Depreciation                                         9,340           312          --           9,652
Adjustments of liabilities subject to
    compromise                                          --         (22,442)         --            --         (22,442)
Changes in operating assets and liabilities             --          13,640         3,534          --          17,174
                                                  ----------    ----------    ----------    ----------    ----------
Net cash and cash equivalents used in
 operating activities                                   --         (30,091)         (776)         --         (30,867)

INVESTING ACTIVITIES
Purchase of fixed assets                                --         (11,482)         (359)         --         (11,841)
Proceeds on disposal of fixed assets                    --             152          --            --             152
                                                  ----------    ----------    ----------    ----------    ----------
Net cash and cash equivalents used in
investing activities                                    --         (11,330)         (359)         --         (11,689)

FINANCING ACTIVITIES
Issuance of preferred stock                             --          48,125          --            --          48,125
Distribution to parent                                  --         (87,522)         --            --         (87,522)
Net proceeds from DIP credit facility                   --           2,124         1,002          --           3,126
Net proceeds from issuance of long term debt            --         222,000          --            --         222,000
Principal payments on long term debt                    --          (1,300)         --            --          (1,300)
Principle payments on pre-petition liabilities          --        (146,490)         --            --        (146,490)
Principle payments on capital lease                     --          (2,377)          (29)         --          (2,406)
                                                  ----------    ----------    ----------    ----------    ----------
Net cash and cash equivalents provided by
  financing activities                                  --          34,560           973          --          35,533
Effect of foreign currency translations                 --            --            (128)         --            (128)
                                                  ----------    ----------    ----------    ----------    ----------
Net change in cash and cash equivalents                 --          (6,861)         (290)         --          (7,151)
Cash and cash equivalents at beginning of year          --           9,551           468          --          10,019
                                                  ----------    ----------    ----------    ----------    ----------
Cash and cash equivalents at end of year          $     --      $    2,690    $      178    $     --      $    2,868
                                                  ==========    ==========    ==========    ==========    ==========



                     CLUETT AMERICAN CORP. AND SUBSIDIARIES

18. Guarantor Subsidiaries (Continued)

                                          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                          YEAR ENDED DECEMBER 31, 1999
                                                             (DOLLARS IN THOUSANDS)

                                                   PARENT    GUARANTOR  NON-GUARANTOR
                                                  COMPANY SUBSIDIARIES    SUBSIDARIES  ELIMINATIONS  CONSOLIDATED
                                                 --------  ----------- --------------  ------------   ----------
OPERATING ACTIVITIES
Net income (loss)                                 $  (17,113)   $  (10,290)   $   (6,823)   $   17,113    $  (17,113)
Adjustment to reconcile Net income
(loss) to net cash and cash equivalents
 used in operating activities:
  Loss on investments in subsidiaries                 17,113          --            --         (17,113)         --
  Write-down of property, plant & equipment             --             360          --            --             360
  Depreciation                                          --           9,094           284          --           9,378
  Deferred finance amortization                         --           1,592          --            --           1,592
  Goodwill and License fee amortization                 --             228          --            --             228
  Gain on sale of fixed assets                          --             (57)         --            --             (57)
Adjustments of liabilities subject to
    compromise                                          --            --            --            --            --
Changes in operating assets and liabilities             --           7,989       (10,267)         --          (2,278)
                                                  ----------    ----------    ----------    ----------    ----------
Net cash and cash equivalents used in
 operating activities                                   --           8,916       (16,806)         --          (7,890)

INVESTING ACTIVITIES
Purchase of fixed assets                                --         (10,536)         (134)         --         (10,670)
Proceeds on disposal of fixed assets                    --           1,274             1          --           1,275
Purchase of CAT, net of cash acquired                   --          (2,289)         --            --          (2,289)
                                                  ----------    ----------    ----------    ----------    ----------
Net cash and cash equivalents used in
  investing activities                                  --         (11,551)         (133)         --         (11,684)

FINANCING ACTIVITIES
Issuance of preferred stock                             --            --            --            --
Distribution to parent                                  --         (12,950)       12,950          --            --
Net borrowings under line-of-credit agreement .         --          24,101         3,828          --          27,929
Net proceeds from issuance of long term debt ..         --            --            --            --            --
Principal payments on long term debt                    --          (3,600)         --            --          (3,600)
Principal payment on long-term notes (CAT)              --            (374)         --            --            (374)
Principle payments on capital lease                     --            --             (15)         --             (15)
                                                  ----------    ----------    ----------    ----------    ----------
Net cash and cash equivalents provided by
  financing activities                                  --           7,177        16,763          --          23,940
Effect of foreign currency translations                 --            --               6          --               6

                                                  ----------    ----------    ----------    ----------    ----------
Net change in cash and cash equivalents                 --           4,541          (170)         --           4,371
Cash and cash equivalents at beginning of year          --           2,690           178          --           2,868
                                                  ----------    ----------    ----------    ----------    ----------
Cash and cash equivalents at end of year          $     --      $    7,231    $        8    $     --      $    7,239
                                                  ==========    ==========    ==========    ==========    ==========

                     CLUETT AMERICAN CORP. AND SUBSIDIARIES

19.      UNAUDITED QUARTERLY FINANCIAL INFORMATION

      (Dollars in thousands)

Quarterly financial information for 1998 and 1999 is summarized as follows:

Year Ended                              Quarter
December 31,         First       Second        Third       Fourth

1998
Net Sales        $  92,355    $  76,279    $  93,264    $ 111,225
Gross Profit        28,449       23,747       27,007       29,595
Net Income (Loss)    2,341      (11,025)        (715)     (27,435)(1)

1999
Net Sales           81,099       79,219       87,438       95,764
Gross Profit        23,712       22,509       22,492       25,681
Net Loss         $  (2,165)   $  (4,524)   $  (4,939)   $  (5,485)



Notes:
(1) Includes $24.3 million in post-petition interest expense allocated to the Company by Holdings

Item 9. Changes in and disagreements with with Accountants on Accounting and Financial Disclosures

        None other than previously reported on Cluett American Corp.'s Form 8-K dated January 3, 2000 and filed January 10, 2000.


                   PART III

Item 10. Directors and  Executive Officers of the Registrant

    Set forth below are the names and positions of the directors and executive officers of the Parent and the Company. All directors hold office until the next annual meeting of stockholders of the Parent and the Company, and until their successors are duly elected and qualified. All officers serve at the pleasure of the Board of Directors.

NAME                            AGE                     POSTION(S)
-----------------               -----                   ---------------------------------------------------------------------
Bryan P. Marsal                  49                     Director and Chief Executive Officer of Holdings, CAG and the Company

James A. Williams                57                     Director of  Holdings,  CAG and the  Company;  President
                                                              and Chief Executive Officer of the Sock Group

Joseph A. Rosato                 41                     President and Chief Operating Officer of the Shirt Group


William S. Sheely                41                     Executive Vice President--Operations of the Sock Group


Kathy D. Wilson                  40                     Senior Vice  President  and Chief  Financial  Officer of the Sock Group


W. Todd Walter                   34                     Vice President and Chief Financial  Officer of Holdings,
                                                               CAG, the Shirt Group and the Company

Scott R. Coleman                 39                     Acting General Counsel of Holdings, CAG and the Company

Norman W. Alpert                 41                     Director of Holdings, CAG and the Company

Sander M. Levy                   38                     Director of Holdings, CAG and the Company


Daniel S. O'Connell              46                     Director of Holdings, CAG and the Company


Steven M. Silver                 31                     Director of Holdings, CAG and the Company


Neil P. DeFeo                    53                     Director of Holdings, CAG and the Company


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

     JOSEPH. A. ROSATO is the President and Chief Operating Officer of Cluett Peabody & Co. Mr. Rosato joined the Company in September 1999. Mr. Rosato has 16 years of experience in the apparel industry. He has worked for Phillips-Van Heusen Corporation, Tommy Hilfiger, Inc., and most recently Warnaco Group, Inc., and has held various positions in sourcing and production related areas. Mr. Rosato earned a B.A. from New York University and an M.B.A. from Pace University.

     WILLIAM S. SHEELY is the Executive Vice President--Operations of the Sock Group. Mr. Sheely joined the Company as Vice President of Finance and Controller of the Sock Group in February 1993 and was promoted to his current position of Executive Vice President--Operations in April 1994. Prior to his tenure with the Company, Mr. Sheely was controller at Kayser-Roth's sock division where he was employed for seven years, and with Springs Industries for five years in various financial positions. Mr. Sheely is a graduate of the University of South Carolina where he received a B.S. in Business Administration - Accounting and is also a C.P.A.

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

     W. TODD WALTER is a Director of A&M and became the Chief Financial Officer of the Parent and the Company effective March 1999. Mr. Walter joined A&M in May 1996 and has served in various financial and operating positions at client companies. Between June 1992 and April 1996, Mr. Walter was a Vice President in the Special Loan Group at Chemical Bank in New York. Mr. Walter earned a B.A degree from Middlebury College and an M.B.A. degree from the Darden Graduate School of Business Administration, University of Virginia.

     SCOTT R. COLEMAN is Acting General Counsel and Secretary of the Parent and the Company effective August 1999. Mr. Coleman joined the Company in July 1998 as Assistant General Counsel. Prior to joining the Company, Mr. Coleman worked for four years as corporate associate at Paul, Weiss, Rifkind, Wharton & Garrison, and five years as an attorney for the City of New York. Mr. Coleman earned a J.D. from New York University School of Law and a B.A. from Columbia College.

     NORMAN W. ALPERT is a Managing Director of Vestar Capital Partners and was a founding partner of Vestar at its inception in 1988. Mr. Alpert is Chairman of the Board of Directors of Aearo Corporation and Advanced Organics, Inc., and a director of Russell-Stanley Holdings, Inc., Siegelgale Holdings, Inc. and Remington Products Company, L.L.C., all companies in which Vestar or its affiliates have a significant equity interest. Mr. Alpert received an A.B. degree from Brown University.

     SANDER M. LEVY is a Managing Director of Vestar and was a founding partner of Vestar at its inception in 1988. Mr. Levy is a director of Gleason Corporation and St. John Knits, Inc., companies in which Vestar or its affiliates have a significant equity interest. Mr. Levy received a B.S. degree from The Wharton School of the University of Pennsylvania and an M.B.A. degree from Columbia University.

     DANIEL S. O'CONNELL is the founder and Chief Executive Officer of Vestar Capital Partners. Mr. O'Connell is a director of Aearo Corporation, Insight Communications Company, L.P., Remington Products Company, L.L.C., Russell-Stanley Holdings, Inc., Sheridan Healthcare, Inc., Siegelgale Holdings, Inc. and St. John Knits, Inc., all companies in which Vestar or its affiliates have a significant equity interest. Mr. O'Connell received an A.B. degree from Brown University and an M.P.P.M. degree from Yale University School of Management.

     STEVEN M. SILVER is a Vice President of Vestar Capital Partners. Mr. Silver joined Vestar in May of 1995. Between July 1990 and July 1993, Mr. Silver was an analyst in Wasserstein Perella & Co.'s mergers and acquisitions groups in New York and London. Mr. Silver holds a B.A. degree from Yale College and an M.B.A. degree from Harvard University.

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

Compliance with Section 16(a) of the Exchange Act

     Each new executive officers of the Company was required to file an Initial Statement of Beneficial Ownership of Securities on Form 3 to report his or her beneficial ownership of equity securities of the Company August 11, 1999 and November 20, 1999, the effective date the individuals became a reporting person. Through an oversight such forms were not filed until early in 2000. None of such directors or officers reported beneficial ownership of any equity securities of the Company.

Item 11. Executive Compensation

    The following table sets forth the cash and noncash compensation earned by the Chief Executive Officer and the four other most highly compensated executive officers of the Parent and the Company.

                           SUMMARY COMPENSATION TABLE

                                                                                         LONG-TERM
                                                                                     COMPENSATION
                                                                                          AWARDS
                                                                                     ------------------

                                              ANNUAL COMPENSATION
                                              -------------------
                                                                                        SECURITIES
                                                                                        UNDERLYING           ALL OTHER
                                      YEAR       SALARY ($)         BONUS               OPTIONS (#)        COMPENSATION
                                   ------------  ---------- -----------------       ---------------      ------------------
Bryan P. Marsal(1)                      1999          $700,000               0                       0                    0
  Chief  Executive Officer of           1998           700,000               0                       0                    0
  Holdings and the Company              1997           700,000               0                       0                    0

James A.Williams                        1999           432,600        $412,000                       0                    0
  President of the Sock Group           1998           412,000         400,000                       0                    0
                                        1997           400,000         410,000                       0                    0

Philip L. Molinari                      1999                 0               0                       0             $347,000   (2)
  Former President of the Shirt         1998           330,000         150,000                       0               52,000   (3)
  Group                                 1997           320,000               0                       0                    0

Robert J. Riesbeck                      1999           260,800          41,000  (4)                  0                    0
  Former Executive Vice President       1998           235,000         124,000                       0                    0
  and Chief Operating and               1997           181,000               0                       0                    0
  Financial Officer of the
  Shirt Group

William S. Sheely                       1999           170,000         162,500                       0                    0
  Executive Vice President              1998           162,000         156,000                       0                    0
  --Operations of the Sock Group        1997           156,000         150,000                       0                    0

Kathy D. Wilson                         1999           165,000         150,000                       0                    0
 Senior Vice President and              1998           150,000         135,900                       0                    0
 Chief Financial Officer of the Sock    1997           135,900         140,000                       0                    0
 Group


(1) A&M also received, for services other than those of Mr. Marsal, compensation of $738,000, $257,000, and $263,000 for each of 1997, 1998, and 1999, respectively.

(2) Severance paid as part of termination of employment that was effective December 31, 1998.

(3) Accrued vacation pay and deferred compensation paid at time of termination of employment.

(4) Effective October 31, 1999, Robert Riesbeck no longer acted in the capacity of executive officer.

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

     Each of Mr. Sheely, Ms. Wilson and Mr. Coleman (each an "Employee") have entered into severance agreements. Each Employee is entitled to severance pay equal to his or her current base salary for a period of one year (excluding bonus compensation) with the exception of Mr. Coleman, upon the occurrence of the termination of his or her employment without cause. Mr. Coleman's entitlement covers a period of six months. These severance payments cease upon the Employee becoming a full-time employee or full-time consultant (including self-employment) of another entity. Each of the severance agreements described in this paragraph terminates one year from the date of the consummation of the Plan.

     Mr. Molinari's employment with the Company terminated as of December 31, 1998. Mr. Molinari will receive severance payments equal to his base salary for a period of up to one year. In addition, the Company exercised its call rights and purchased the shares of Holdings Common Stock owned by Mr. Molinari at the initial purchase price paid by Mr. Molinari in May 1998.

     Mr. Kaufman's employment with the Company terminated as of September 30, 1999. The Company exercised its call rights and purchased the shares of Holdings Common Stock owned by Mr. Kaufman at the initial purchase price paid by Mr. Kaufman in May 1998.

     Mr. Riesbeck stopped serving as executive officer effective October 31, 1999, but continued to receive salary continuation through on March 31, 2000. The Company exercised its call rights and purchased the shares of Holdings Common Stock owned by Mr. Riesbeck at the initial purchase price paid by Mr. Riesbeck in May 1998.

Bonus Plans

    Executive officers along with certain other employees (the "Participants") of each of the Shirt Group and the Sock Group participate in incentive compensation plans pursuant to which the Participants are eligible to receive bonus compensation based upon annual minimum EBITDA targets and upon the weighing of certain other performance criteria by Bryan P. Marsal and the Compensation Committee of the Board of Directors. Yearly bonus awards under the incentive plans are limited to 100% of the respective Participant's annual salary.

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

    Stock Options. On the Recapitalization closing date, Holdings agreed to grant nonqualified Options to purchase 5% of Holdings Common Stock (on a fully diluted basis). Such Options will (i) vest and become exercisable in equal installments in each of the five years following the grant date, (ii) expire ten years from the grant date, or earlier in certain instances of termination of employment and upon certain change of control events, and (iii) have an exercise price equal to $98.01 (the per share price at which Vestar, A&M, the
Co-Investors and the Management Investors acquired shares of Holdings Common Stock in the Recapitalization). From time to time following the
Recapitalization, the Board of Directors of Holdings, or a compensation committee thereof, may grant these or additional Options under the Option Plan to various employees of Holdings, the Company and their subsidiaries on terms, including vesting schedule, term and exercise price, determined by the Board of Directors or such committee in accordance with the Option Plan. No options have been granted under the Option Plan through December 31, 1999.

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

Report on Executive Compensation

     This report sets forth the compensation policies that guide decisions of the Compensation committee with respect to the compensation of the Company's executive officers. This report also reviews the rationale for pay decisions that affected Mr. Marsal during the 1999 fiscal year, and, in that regard, offers additional insight into the figures that appear in the compensation tables which are an integral part of the overall disclosures of executive compensation. Any consideration to pay-related actions that may become effective in future fiscal years are not reported in this statement.

     The central responsibility of the Compensation Committee is to oversee compensation practices of the Company's executive offices. In this capacity, it reviews salaries, benefits, and other compensation paid to the Company's executive officers and recommends actions to the full Board of Directors with respect to those matters.

     The Compensation Committee is dedicated to ensuring that the Company's financial resources are used effectively to support the achievement of its short-term and long-term business objectives. In general, it is the policy of the Company that executive compensation reflect relevant market standards for individuals with superior capabilities and be driven substantially by the Company's performance as measured by the achievement of internally generated earnings targets. The members of the Compensation committee believes that the Company's executive compensation program is well structured to achieve its objectives.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

    All of the issued and outstanding shares of common stock of the Company are held by Cluett American Group ("CAG"), which is a wholly-owned subsidiary of Cluett American Investment Corp. ("Holdings"). The following table sets forth, as of February 29, 2000, certain information regarding the beneficial ownership of the voting securities of Holdings by each person who beneficially owns more than 5% of any class of Holdings voting securities and by the directors and certain executive officers of Holdings, individually, and by the directors and executive officers of Holdings as a group. Except as indicated below, the address for each of the persons listed below is c/o Cluett American Corp., 48 W 38th Street, New York, NY 10018.




                                                 HOLDINGS COMMON STOCK
                                               -------------------------
                                               SHARES BENEFICIALLY OWNED
                                               -------------------------
                                                NUMBER OF    PERCENT OF
                                                  SHARES       COMMON
5% STOCKHOLDERS:
  Vestar Capital Partners  III, L.P. .........    217,285      60.8%(1)
    245 Park Avenue
    New York, New York 10017
  A&M ........................................     49,995      14.0%(1)
    599 Lexington Avenue
    Suite 2700
    New York, New York 10022
  Societe Anonyme D'Etudes et de Participation
Industrielles
    et Commerciales ..........................     24,699       6.9%(1)
    114 rue de Turenne
    75003 Paris
  Cerebus Partners, L.P ......................     20,622       5.8%(1)
    450 Park Avenue
    New York, New York 10022
OFFICERS AND DIRECTORS:
  Bryan P. Marsal(2) .........................     49,995      14.0%
  James A. Williams ..........................      4,388       1.2%
  Norman W. Alpert(3) ........................    217,285      60.8%
  Sander M. Levy(3) ..........................    217,285      60.8%
  Daniel S. O'Connell(3) .....................    217,285      60.8%
  Steven M. Silver(3) ........................    217,285      60.8%
  Kathy D. Wilson ............................      2,041      (4)
  William S. Sheely ..........................      1,633      (4)
  All executive officers and directors as a
  group (11 persons)(2)(3)  ..................    275,342      77.1%

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

(4) Less than 1%.


 Item 13.  Certain Relationships and Related Transactions

Issuance Of Shares Pursuant To Recapitalization

     In connection with the Plan and pursuant to the Subscription Agreement, the Equity Investors made the Equity Investment in Holdings. Approximately $52.7 million of the Equity Investment was provided by Vestar in the form of a $21.3 million common equity investment in Holdings Common Stock and a $31.4 million investment in Holdings Class C Junior Preferred Stock. Approximately $8.6 million of the Equity Investment was provided by the Co-Investors in the form of a $3.5 million investment in Holdings Common Stock and a $5.1 million investment in Holdings Class C Junior Preferred Stock. A&M and the Management Investors provided the remaining Equity Investment in the form of a $4.9 million and $1.8 million investment in Holdings Common Stock, respectively. Each of these issuances of securities were made in reliance on Section 4(2) of the Securities Act of 1993, as amended (the "Securities Act"). The balance of the Holdings Common Stock is held by former stockholders of Holdings.

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

     Vestar, A&M, the Co-Investors and the Management Investors (including any employees of Holdings and its subsidiaries who purchase Holdings Common Stock from, or are granted options by, Holdings following the Recapitalization) (the foregoing parties, collectively, the "Initial Investors") and SAEPIC and certain other Original Equity Holders (SAEPIC and such other Original Equity Holders, the "Participating Original Equity Holders"; together with the Initial Investors, the "Participating Stockholders"), have entered into a Stockholders' Agreement (the "Stockholders' Agreement") which provides for, among other things, the matters described below.

     Transfers Of Holdings Common Stock And Holdings Preferred Stock. Subject to certain limitations, transfers of Holdings securities by A&M, the Management Investors, the Co-Investors and the Participating Original Equity Holders will be restricted unless the transferee agrees to become a party to, and be bound by, the Stockholders' Agreement. In addition, subject to certain limitations, A&M, the Management Investors, the Co-Investors and the Participating Original Equity Holders will agree that, unless a public offering of Holdings securities (a "Holdings Public Offering") has occurred, they will not transfer any Holdings securities for a period of five years other than as described below. Under certain circumstances, the transfer of Holdings securities by Participating Stockholders to their respective affiliates will be permitted.

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

     Management Loans. At the closing of the Recapitalization, Holdings loaned $1.35 million to A&M, and $0.9 million to the Management Investors, in order to provide A&M and such Management Investors with funds to be applied to a portion of the purchase price of the Holdings Common Stock to be issued to A&M and such Management Investors in connection with the Recapitalization. Such recourse loans (i) are secured by pledges of the Holdings common stock purchased by the respective borrowers, (ii) have a term of seven years, (iii) bear interest at an annual rate of 5.69%, and (iv) are subject to mandatory prepayment (a) with the net proceeds of any sales of Holdings Common Stock and (b) in full in certain other events including, in the case of the Management Investors, if the employment by Holdings and its subsidiaries of such Management Investor terminates other than as a result of death, disability or retirement. The terms of these loans may be more favorable to Management Investors than terms obtainable from an unrelated third-party.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)          (1)      Financial Statements

                      Included in Part II, Item 8

                      Consolidated Balance Sheets as of December 31, 1998 and December 31, 1999

                      Consolidated Statements of Operations for the years ended December 31, 1997, December 31, 1998 and December 31, 1999

                      Consolidated Statements of Stockholder's Deficit for the years ended December 31, 1997, December 31, 1998 and December 31, 1999

                      Consolidated Statements of Cash Flows for the years ended December 31, 1997, December 31, 1998 and December 31, 1999

                      Notes to Consolidated Financial Statements

             (2)      Financial Statement Schedule

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

2.2 Subscription Agreement dated as of March 30, 1998 among Bidermann Industries U.S.A., Inc., Vestar Capital Partners III, L.P. and Alvarez & Marsal, Inc. (incorporated by reference to Exhibit 2.2 to the Company's Registration Statement on Form S-4 (Reg. No. 333-58059) filed on June 30,
     1998).

2.3Stockholders'  Agreement  dated  as of May 18,  1998  among  Cluett  American
     Investment Corp., Vestar Capital Partners III, L.P., A&M Investment Associates #7, LLC, the Co-Investors named therein, the Original Equity Holders named therein and the Management Investors named therein (incorporated by reference to Exhibit 2.3 to the Company's Registration Statement on Form S-4 (Reg. No. 333-58059) filed on June 30, 1998).

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

4.3 Certificate of Designations of the 121/2% Senior Exchangeable Preferred Stock Due 2010 (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-4 (Reg. No. 333-58059) filed on June 30,
     1998).

4.4 Form of 10 1/8% Senior Subordinated Notes Due 2008 (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-4 (Reg. No. 333-58059) filed on June 30, 1998).

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

10.2.1 Second Amendment to the Credit Agreement and Assignment dated as December 18, 1998 by an among Cluett American Corp., Cluett American Investment Corp., Cluett American Group, Inc. and certain subsidiaries, the Existing Lenders, New Lenders, and agents (incorporated by reference to Exhibit
     10.2.1 to the Company's Annual Report on Form 10-K (Reg. No. 333-58059) filed on March 29, 1999).

10.2.2 Third Amendment to the Credit Agreement and Assignment dated as of March 19, 1999 by an among Cluett American Corp., Cluett American Investment Corp., Cluett American Group, Inc. and certain subsidiaries, the Existing Lenders, New Lenders, and agents (incorporated by reference to Exhibit
     10.2.2 to the Company's Annual Report on Form 10-K (Reg. No. 333-58059) filed on March 29, 1999).

10.2.3 Waiver to the Credit Agreement and Assignment dated July 28, 1999 by an among Cluett American Corp., Cluett American Investment Corp., Cluett American Group, Inc. and certain subsidiaries, the Existing Lenders, New Lenders, and agents (incorporated by reference to Exhibit 10.2.3 to the Company's Annual Report on Form 10-K (Reg No. 333-58059) filed on March 29,
     1999).

10.2.4 Fourth Amendment to the Credit Agreement and Assignment dated September 30, 1999 by an among Cluett American Corp., Cluett American Investment Corp., Cluett American Group, Inc. and certain subsidiaries, the Existing Lender, New Lender, and agents (incorporated by reference to Exhibit 10.2.4 to the Company's Quarterly Report on Form 10-Q (Reg No. 333-58059) filed on November 16, 1999).

10.2.5 Investment and Deposit Agreement between Vestar Capital Partners and Bank of America dated September 30, 1999 (incorporated by reference to Exhibit
     10.2.5 to the Company's Quarterly Report on Form 10-Q (Reg No. 333-58059) filed on November 16, 1999).

10.2.6 $3.0 million Credit Agreement dated as of November 9, 1999 among Cluett American Corp, as the borrower Bank of America, N.A. and Vestar Capital
     Partners  III,  L.P. as  guarantor  (incorporated  by  reference to Exhibit
     10.2.6 to the Company's Quarterly Report on Form 10-Q (Reg No. 333-58059) filed on November 16, 1999).

*10.2.7 $7.5 million Amended and Restated Credit  Agreement dated as of February
     17, 2000, among Cluett American Corp, as the borrower, Bank of America, N.A. and Vestar Capital Partners III, L.P., as guarantor (filed herewith as
     Exhibit 10.2.7).

*10.2.8 Fifth Amendment to Credit Agreement and Waiver dated March 29, 2000 by and among Cluett American Corp., Cluett American Investment Corp., Cluett American Group, Inc. and certain subsidiaries, the Existing Lender, New Lender, and agents (filed herewith as Exhibit 10.2.8).

*10.2.9 Amended and Restated  Investment  and Deposit  Agreement  between Vestar
     Capital Partners III, L.P. and Bank of America dated March 29, 2000 (filed herewith as Exhibit 10.2.9).

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

16.1 Letter from Ernst & Young LLP, former Certifying Accountants (incorporated by reference to Exhibit 16.1 to the Company's Current Report filed on Form 8-K (Reg. No. 333-58059) filed on January 10,2000).

21 List of Subsidiaries (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-4 (Reg. No. 333-58059) filed on June 30, 1998).

*23.1Consent  of Ernst & Young LLP,  independent  certified  public  accountants
     (filed herewith as Exhibit 23.1)

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

+    This is a management contract or compensatory plan or arrangement

*    Filed herewith

(b) No report was filed on Form 8-K during the three months ended December 31, 1999 . (c) Exhibits: See (a)(3) above for a listing of the exhibits included as part of this report.

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

                        CLUETT AMERICAN CORP.
                               (Registrant)

                  By:        /s/   Bryan P. Marsal
                           -----------------------------------------------------
                  Name: Bryan P. Marsal
                  Title:   PRESIDENT AND CHIEF EXECUTIVE OFFICER


                  Date:   March 29, 2000
                  --------------------------------------------------------------

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  /s/   Bryan P. Marsal

                  --------------------------------------------------------------
                  Name:    Bryan P. Marsal
                  Title:   Director and Chief Executive Officer

                  Date:    March 29, 2000
                  --------------------------------------------------------------


                  /s/   W. Todd Walter

                  --------------------------------------------------------------
                  Name:    W. Todd Walter
                  Title:   Vice President and Chief Financial Officer

                  Date:    March 29, 2000
                  --------------------------------------------------------------


                  /s/     James A. Williams

                  --------------------------------------------------------------
                  Name:    James A. Williams
                  Title:   Director

                  Date:    March 29, 2000
                  --------------------------------------------------------------


                  /s/   Norman W. Alpert

                  --------------------------------------------------------------
                  Name:    Norman W. Alpert
                  Title:   Director

                  Date:    March 29, 2000
                  --------------------------------------------------------------


                  /s/   Steven M. Silver

                  --------------------------------------------------------------
                  Name:    Steven  M. Silver
                  Title:   Director

                  Date:    March 29, 2000
                  --------------------------------------------------------------


                  /s/   Sander M. Levy

                  --------------------------------------------------------------
                  Name:    Sander M. Levy
                  Title:   Director

                  Date:    March 29, 2000
                  --------------------------------------------------------------


                  /s/   Daniel S. O' Connell

                  --------------------------------------------------------------
                  Name:    Daniel S. O'Connell
                  Title:   Director

                  Date:    March 29, 2000
                  --------------------------------------------------------------

                                  EXHIBIT INDEX

10.2.7 $7.5 million  Amended and Restated  Credit  Agreement  dated February 17,
       2000.

10.2.8 Fifth Amendment to Credit Agreement and Waiver dated March 29, 2000.

10.2.9 Amended and Restated  Investment  and Deposit  Agreement  dated March 29,
       2000

23.1 Consent of Ernst & Young, LLP Certified Public Accountant dated March 29, 2000

27  Financial Data Schedule

 Item 14 (d).  Financial Statement Schedules


                                   SCHEDULE II

                              CLUETT AMERICAN CORP.

                        VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)




COLUMN A                            COLUMN B       COLUMN C          COLUMN D     COLUMN E
--------                            --------  --------------------   --------     --------
                                                   ADDITIONS
                                              --------------------
                                              CHARGED TO   CHARGED                BALANCE
                                     BEGINNING COSTS AND  TO OTHER                 AT END
DESCRIPTION                           BALANCE  EXPENSES   ACCOUNTS  DEDUCTIONS    OF YEAR
-----------                           -------  --------   --------  ----------    -------
YEAR ENDED DECEMBER 31, 1997:
    Deduction from asset account:
    Allowance for Doubtful Accounts   $ 3,292   $  (717)        --   $   773(1)   $ 1,802
    Customer Allowances                12,122     6,877         --    10,828(1)     8,171
    Inventory Reserves                  4,550     2,937         --     3,002(1)     4,485
                                        -----     -----       -----    -------      -----
        Total                         $19,964   $ 9,097         --   $14,603(1)   $14,458
                                      =======   =======       =====  =========    =======

YEAR ENDED DECEMBER 31, 1998 :
Deduction from asset account:
    Allowance for Doubtful Accounts   $ 1,802   $   424         --   $   616(1)   $ 1,610
    Customer Allowances                 8,171    12,432         --    13,751(1)     6,852
    Inventory Reserves                  4,485    14,470         --    13,807(1)     5,149
                                        -----    ------      ------   --------      -----
        Total                         $14,458   $27,326         --   $28,174(1)   $13,611
                                      =======   =======      ======  =========    =======

YEAR ENDED DECEMBER 31, 1999:
    Deduction from asset account:
    Allowance for Doubtful Accounts   $ 1,610   $   327         --   $   317(1)   $ 1,620
    Customer Allowances                 6,852    12,403         --    10,701(1)     8,554
    Inventory Reserves                  5,149     3,178         --     5,705(1)     2,622
                                        -----     -----       -----    -------      -----
        Total                         $13,611   $15,908         --   $16,723(1)   $12,796
                                      =======   =======       =====  =========    =======



(1)  Writeoffs, net of recoveries