Form 10-Q
period 2000-04-01
CLUETT AMERICAN CORP
filed 2000-05-16
CIK 1064435

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended April 1, 2000

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934    For the transition period from ___________to___________

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

Yes   X    No

No stock is held by any non-affiliates of the registrant as of April 1, 2000


                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
                                                                                                       Page

Item 1.  Financial Statements (Unaudited)

Report of Independent Auditors' as of the period ended April 1, 2000                                    3

Condensed Consolidated Balance Sheets as of April 1, 2000 and December 31, 1999                         4

Condensed Consolidated Statements of Operations  for the thirteen weeks ended April 1, 2000
and April 3, 1999                                                                                       5

Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended April 1, 2000
and April 3, 1999                                                                                       6

Notes to Condensed Consolidated Financial Statements - April 1, 2000                                    7


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
Operations.                                                                                             18


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.                                    21




PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                                             22

Item 4.   Submission of Matters to a Vote of Security Holders                                           22

Item 6.   Exhibits and Reports on Form 8-K                                                              22


SIGNATURES                                                                                              27



                REPORT OF DELOITTE & TOUCHE, INDEPENDENT AUDITORS

Board of Directors and Stockholder
Cluett American Corp. and Subsidiaries

We have reviewed the accompanying condensed consolidated balance sheet of Cluett American Corp. and subsidiaries as of April 1, 2000, and the related condensed consolidated statements of operations and cash flows for the thirteen-week period ended April 1, 2000. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles in the United States of America.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company as of December 31, 1999, and the related consolidated statements of operations, stockholder's equity and cash flows for the year then ended (not presented herein); and in our report dated March 29, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of April 1, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                            /s/ Deloitte & Touche LLP

Atlanta, Georgia
May 12, 2000


                      Condensed Consolidated Balance Sheets

                  (Dollars In Thousands, except per share data)

                                                                                 April 1,     December 31,

                                                                                   2000           1999
                                                                               -----------------------------
                                                                               (Unaudited)    (Note 1)


                                     Assets

Current assets:
   Cash and cash equivalents..........................................        $     3,491     $  7,239
   Accounts receivable, net...........................................             53,003       45,519
   Inventories, net ..................................................             84,528       78,105
   Prepaid expenses and other current assets..........................              3,953        3,129
                                                                                    -----        -----

Total current assets..................................................            144,975      133,992

Property, plant and equipment, net....................................             46,469       47,794
Pension assets........................................................             32,812       32,187
Deferred financing fees...............................................             10,795       10,842
Goodwill, net.........................................................              4,622        4,740
Other noncurrent assets...............................................              1,910        1,951
                                                                                    -----        -----

Total assets..........................................................           $241,583     $231,506
                                                                                 ========     ========



                  Liabilities and stockholder's deficit


Current liabilities:
   Accounts payable and accrued expenses..............................           $ 45,004    $  40,696
   Accrued interest payable...........................................              7,240        3,861
   Short-term debt and current portion of long-term debt..............             23,346       14,209
   Income taxes payable...............................................              2,010        1,970
                                                                                    -----        -----

Total current liabilities.............................................             77,600       60,736

Long-term debt and capital lease obligations..........................            258,886      258,883
Redeemable preferred stock dividends payable..........................              2,550          637
Other non-current liabilities.........................................                149          147


Commitments and contingencies

Senior Exchangeable Preferred Stock Due 2010, cumulative, $.01 par value:
   authorized 4,950,000, issued and outstanding 599,145 shares
   (liquidation preference of $59,915)................................             58,329       58,329

Stockholder's deficit:
   Common stock, $1 par value: authorized, issued and outstanding 1,000
      shares..........................................................                  1            1
   Additional paid-in capital.........................................            133,188      135,100
   Accumulated deficit................................................           (288,771)    (282,046)
   Accumulated other comprehensive loss...............................               (349)        (281)
                                                                                     ----         ----

Total stockholder's deficit...........................................           (155,931)    (147,226)
                                                                                 --------     --------
Total liabilities and stockholder's deficit...........................          $ 241,583    $ 231,506
                                                                                =========    =========

                             See accompanying notes.



           Condensed Consolidated Statements of Operations (Unaudited)

                             (Dollars In Thousands)

                                                                                    Thirteen weeks ended
                                                                                   April 1,       April 3,

                                                                                     2000           1999
                                                                                ------------------------------
                                                                                                 Not covered
                                                                                                 by Auditors'
                                                                                                    Report

Net sales.................................................................          $85,615        $81,099
Cost of goods sold........................................................           64,188         57,387
                                                                                     ------         ------
Gross profit..............................................................           21,427         23,712
Selling, general and administrative expenses..............................           20,572         19,297
                                                                                     ------         ------

Operating income..........................................................              855          4,415
Interest expense, net.....................................................            7,232          6,287
Other expense, net........................................................              147             15
                                                                                        ---             --
Loss before income taxes..................................................           (6,524)        (1,887)
Provision for income taxes................................................              202            278
                                                                                        ---            ---

Net loss .................................................................          $(6,726)       $(2,165)
                                                                                    =======        =======



                                                       See accompanying notes.


                    Condensed Consolidated Statements of Cash Flows (Unaudited)

                             (Dollars in Thousands)


                                                                                Thirteen weeks ended
                                                                               April 1,       April 3,

                                                                                 2000           1999
                                                                            ------------------------------

                                                                                             Not covered
                                                                                             by Auditors'
                                                                                                Report

Operating activities

Net loss .........................................................         $     (6,726)    $    (2,165)

Adjustment to reconcile net loss to net cash and cash equivalents used in operating activities:

   Depreciation...................................................               2,541            2,432
   Deferred finance amortization..................................                 423              395
   Goodwill amortization..........................................                 124               --
   Loss on disposal...............................................                  --               12

Changes in operating assets and liabilities:

   Accounts receivable............................................              (7,471)             (66)
   Inventories....................................................              (6,399)          (9,054)
   Prepaid expenses and other current assets......................                (628)             574
   Pension and other noncurrent assets............................                (964)            (891)
   Accounts payable and accrued expenses..........................               7,108           (5,391)
   Income taxes payable...........................................                  40               62
   Other liabilities..............................................                 578              439
   Effect of changes in foreign currency..........................                (285)             (59)
                                                                           -------------------------------
Net cash and cash equivalents used in operating activities........             (11,659)         (13,712)

Investing activities

Purchase of property, plant and equipment.........................              (1,212)          (2,555)
Proceeds on disposal of property, plant and equipment.............                  --                1
                                                                           -------------------------------
Net cash and cash equivalents used in investing activities........              (1,212)          (2,554)

Financing activities

Principal payments on long term debt .............................              (1,150)            (650)
Principal payments on long term note .............................                (194)              --
Net borrowings under line-of-credit agreement ....................              10,470           14,524
Principal payments under capital lease obligation.................                  (3)              (4)
                                                                           -------------------------------
Net cash and cash equivalents provided by financing activities....               9,123           13,870

Effect of foreign currency translation............................                   0                9
                                                                           -------------------------------
Net change in cash and cash equivalents...........................              (3,748)          (2,387)
Cash and cash equivalents at beginning of period..................               7,239            2,868
                                                                           -------------------------------
Cash and cash equivalents at end of period........................         $     3,491      $       481
                                                                           ===============================




                             See accompanying notes.


       Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Cluett American Corp. and its subsidiaries, (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen-week period ended April 1, 2000 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2000.

The Balance Sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the annual consolidated financial statements and footnotes of the Company, included in the Annual Report on Form 10-K, for the year ended December 31, 1999, filed with the Securities and Exchange Commission on March 30, 2000.

The consolidated  financial  statements include all subsidiary  companies of the
Company.   Significant   intercompany   transactions  have  been  eliminated  in
consolidation.

The Company uses a 5-4-4 week fiscal quarter whereby the fiscal quarter ends on the Saturday nearest the end of the calendar quarter, which accordingly was April, 1, 2000 and April 3, 1999, respectively.

Certain amounts in the prior year financial statements and footnotes have been reclassified to conform to the current year presentation.

2. Inventories

         Inventories consist of the following:

                                                                        April 1,           December 31,
                                                                          2000                 1999
                                                                   -------------------- --------------------
                                                                            (Dollars In Thousands)
Finished goods...........................................                    $ 69,354               $60,854
Work in process..........................................                       6,731                 8,260
Raw material and supplies................................                      11,932                11,613
                                                                   -------------------- --------------------
                                                                               88,017                80,727
Less:  Allowance for obsolete and slow moving inventory..                      (3,489)               (2,622)
                                                                   -------------------- --------------------
                                                                             $ 84,528              $ 78,105
                                                                   ==================== ====================


3. Comprehensive Loss

For the periods ended April 1, 2000 and April 3, 1999, accumulated other comprehensive loss as shown in the consolidated balance sheets was comprised of foreign currency translation adjustments, which prior to the adoption was reported separately in shareholders' equity. The components of comprehensive income (loss), for these periods were as follows:


                                                                                 Thirteen
                                                                               Weeks Ended

                                                                -------------------------------------------
                                                                        April 1,             April 3,
                                                                          2000                 1999
                                                                ------------------- -----------------------
                                                                            (Dollars In Thousands)

Net loss.................................................                 $(6,726)            $(2,165)
Foreign currency translation adjustment..................                     (68)                364
                                                                   ------------------- ---------------------
Comprehensive loss.......................................                 $(6,794)            $(1,801)
                                                                   =================== =====================


4. Restructuring and Facility Closure Charges

During the first quarter ended April 1, 2000, the Company did not have any terminations related to the 1999 approved restructuring plan. Severance cost reserve was increased during the first quarter due to actual costs exceeding estimates. The following is a summary of the components of the restructuring reserve at April 1, 2000.


                                            Severance Costs     Facility Closure          Total

                                          -------------------- -------------------- ------------------
                                                             (Dollars in Thousands)
Balance, December 31, 1999                 $      276           $       145          $      421
    Charges                                       --                     60                  60
    Payments                                      --                    (50)                (50)
                                          -------------------- -------------------- ------------------
Balance, April 1, 2000                     $     276            $        95          $      431
                                          ==================== ==================== ==================

5. Segment Data

The Company identifies its reportable segments based on the segment's product offerings. For the quarter ended April 1, 2000, the Company conducted its business through two principal segments: the Sock Group and the Shirt Group. The financial results associated with the Burberrys, YSL, Latin America, Canadian retail operations, Apparel On-Line and unallocated corporate overhead charges, are referred to collectively as "All other".


                                                                   April, 1, 2000            April 3, 1999
                                                                   --------------            -------------
                                                                            (Dollars In Thousands)
Net Sales

                                           Sock                        $ 38,808                  $  34,138
                                           Shirt                         48,331                     45,017
                                           All other                         73                      3,702
                                           Intersegment                  (1,597)                    (1,758)
                                                                         -------                    -------
                                                                       $ 85,615                  $  81,099
                                                                       ========                  =========
Operating Income (Loss)

                                           Sock                       $   5,111                 $    4,522
                                           Shirt                         (3,751)                       285
                                           All other                       (505)                      (392)
                                                                           -----                      -----
                                                                        $   855                 $    4,415
                                                                        =======                 ==========

Depreciation Expense

                                           Sock                       $   1,571                 $    1,510
                                           Shirt                            913                        922
                                           All Other                         57                         --
                                                                             --                         --
                                                                      $   2,541                 $    2,432
                                                                      =========                 ==========

Amortization expense

                                           Sock                    $         --              $          --
                                           Shirt                             --                          8
                                           All other                        547                        387
                                                                            ---                        ---
                                                                     $      547                $       395
                                                                     ==========                ===========


Identifiable Assets

                                           Sock                       $  83,977                  $  78,614
                                           Shirt                        116,963                    101,886
                                           All other                        759                      4,864
                                                                            ---                      -----
                                                                       $201,699                   $185,364
                                                                       ========                   ========



Reconciliation of Reportable Segments Net Sales, Operating Income and Identifiable Assets

                                                                  April, 1, 2000             April 3, 1999
                                                                  --------------             -------------
                                                                           (Dollars In Thousands)
   Net Sales

   Total net sales for reportable  segments                              $ 87,139                $  79,155
   Other net sales                                                             73                    3,702
   Elimination of intersegment net sales                                   (1,597)                  (1,758)
                                                                           -------                  -------

   Total consolidated net sales                                         $  85,615                $  81,099
                                                                        =========                =========


   Operating Profit (Loss)
    Total operating profit or loss for
    reportable segments                                                $    1,360               $    4,807
    Other operating profit or loss                                           (206)                      --
    Unallocated amounts:
          Corporate expense before pension income                            (924)                    (892)
          Pension income                                                      625                      500
                                                                              ---                      ---

    Total operating profit                                            $       855               $    4,415
                                                                      ===========               ==========

   Depreciation and Amortization

   Total depreciation for reportable segments                          $    2,541               $    2,432
   Amortization                                                               547                      395
                                                                             ----                     ----
                                                                       $    3,088               $    2,827
                                                                       ==========               ==========


   Assets

   Total assets for reportable segments                                  $200,940                 $180,500
   Other assets                                                               759                    4,864
   Unallocated amounts:
          Deferred finance costs                                           10,795                   11,247
          Pension assets                                                   32,812                   31,883
          Other unallocated amounts                                        (3,723)                    (188)
                                                                           -------                    -----

   Consolidated total                                                    $241,583                 $228,306
                                                                         ========                 ========


6. Guarantor Subsidiaries

The Company's payment obligations under the Senior Credit Facility and the Senior Subordinated Notes (the "Notes") are fully and unconditionally guaranteed on a joint and several basis by its current domestic subsidiaries, principally:
Cluett Peabody & Co., Inc., Great American Knitting Mills, Inc., Cluett Designer Group Inc., Consumer Direct Corporation and Arrow Factory Stores Inc. (collectively the "Guarantor Subsidiaries"). Each of the Guarantor Subsidiaries is a direct or indirect wholly-owned subsidiary of the Company. The Company's payment obligations under the Notes are not guaranteed by the remaining subsidiaries Bidermann Womenswear Corp. (formerly Ralph Lauren Womenswear Inc. ) Cluett, Peabody Canada Inc., Arrow de Mexico S.A. de C.V., and Arrow Inter-American & Co., Ltd. (collectively the "Non-Guarantor Subsidiaries"). The obligation of each Guarantor Subsidiary under its guarantee of the Notes is subordinated to such subsidiary's obligation under its guarantee of the Senior Credit Facility.

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

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

                                  APRIL 1, 2000

                             (DOLLARS IN THOUSANDS)

                                                   PARENT         GUARANTOR      NON-GUARANTOR
                                                   COMPANY      SUBSIDIARIES     SUBSIDIARIES     ELIMINATION    CONSOLIDATED
Assets
Current assets:

Cash and cash equivalents                       $      --     $    3,351       $      140       $       --     $    3,491
Accounts receivable, net                               --         46,316            6,687               --         53,003
Inventories, net                                       --         72,340           12,188               --         84,528
Prepaid expenses and other current assets              --          3,175              778               --          3,953
                                                       --          -----              ---               --          -----

Total current assets                                   --        125,182           19,793               --        144,975
Investment in subsidiaries                       (110,169)                             --          110,169             --
Intercompany receivable (payable)                  15,000        (15,000)              --               --             --
Property, plant and equipment, net                     --         44,534            1,935               --         46,469
Deferred finance costs                                 --         10,795               --               --         10,795
Pension assets                                         --         32,812               --               --         32,812
Goodwill, net                                          --          4,622               --               --          4,622
Other noncurrent assets                                --          1,264              646               --          1,910
                                                       --          -----              ---               --          -----

Total assets                                    $  (95,169)     $204,209        $  22,374         $110,169       $241,583
                                                ===========     ========        =========         ========       ========

Liabilities and stockholder's deficit
Current liabilities:

Accounts payable and accrued expenses           $      --      $  42,516        $   2,488        $      --      $  45,004
Accrued interest payable                               --          7,240               --               --          7,240
Short-term debt and current portion of                 --         15,405            7,941               --         23,346
long-term debt
Income taxes payable                                   --          1,803              207               --          2,010
                                                       --          -----              ---               --          -----

Total current liabilities                              --         66,964           10,636               --         77,600
Long-term debt and capital lease obligations           --        258,658              228               --        258,886
Other noncurrent liabilities                           --            149               --               --            149
Redeemable preferred stock dividends payable        2,550             --               --                           2,550

Commitments and contingencies:

Senior exchangeable preferred stock due 2010
  cumulative, $.01 par value: authorized
  4,950,000 shares, issued and outstanding
  599,145 shares (liquidation preference
  of $59,915)                                      58,329             --               --               --         58,329
                                                   ------                                                          ------
Total stockholder's deficit                      (156,048)      (121,562)          11,510          110,169       (155,931)
                                                 ---------      ---------          ------          -------       ---------
Total liabilities and stockholder's deficit     $  (95,169)     $204,209        $  22,374         $110,169       $241,583
                                                ===========     ========        =========         ========       ========


               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

                                DECEMBER 31, 1999

                             (DOLLARS IN THOUSANDS)


                                                    PARENT          GUARANTOR    NON-GUARANTOR
                                                    COMPANY       SUBSIDIARIES    SUBSIDIARIES    ELIMINATION    CONSOLIDATED
Assets
Current assets:

Cash and cash equivalents                       $      --       $    7,099       $      140     $       --     $    7,239
Accounts receivable, net                               --           40,635            4,884             --         45,519
Inventories, net                                       --           64,608           13,497             --         78,105
Prepaid expenses and other current assets              --            2,422              707             --          3,129
                                                       --            -----              ---             --          -----

Total current assets                                   --          114,764           19,228             --        133,992
Investment in subsidiaries                       (103,443)              --               --        103,443             --
Intercompany receivable (payable)                  15,000          (15,000)              --             --             --
Property, plant and equipment, net                     --           45,802            1,992             --         47,794
Deferred finance costs                                 --           10,842               --             --         10,842
Pension assets                                         --           32,187               --             --         32,187
Goodwill, net                                          --            4,740               --             --          4,740
Other noncurrent assets                                --            1,259              692             --          1,951
                                                       --            -----              ---             --          -----

Total assets                                     $(88,443)        $194,594        $   21,912      $103,443       $231,506
                                                 =========        ========        ==========      ========       ========

Liabilities and stockholder's deficit
Current liabilities:

Accounts payable and accrued expenses            $     --        $  38,239        $     2,457     $     --      $  40,696
Accrued interest payable                               --            3,861               --             --          3,861
Short-term debt and current portion of                 --            6,405            7,804             --         14,209
long-term debt
Income taxes payable                                   --            1,763              207             --          1,970
                                                       --            -----              ---             --          -----

Total current liabilities                              --           50,268           10,468             --         60,736
Long-term debt and capital lease obligations           --          258,652              231             --        258,883
Other noncurrent liabilities                           --              147               --             --            147
Redeemable preferred stock dividends payable           637              --               --             --            637

Commitments and contingencies:

Senior exchangeable preferred stock due 2010
  cumulative, $.01 par value: authorized
  4,950,000 shares, issued and outstanding
  599,145 shares (liquidation preference
  of $59,915)                                      58,329               --               --             --         58,329
                                                   ------                                                          ------
Stockholder's deficit                            (147,409)        (114,473)          11,213        103,443       (147,226)
                                                 ---------        ---------          ------        -------       ---------
Total liabilities and stockholder's deficit      $(88,443)        $194,594        $  21,912       $103,443       $231,506
                                                 =========        ========        =========       ========       ========




             SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                  APRIL 1, 2000

                             (DOLLARS IN THOUSANDS)

                                                    PARENT        GUARANTOR      NON-GUARANTOR
                                                   COMPANY       SUBSIDIARIES    SUBSIDIARIES     ELIMINATION     CONSOLIDATED
Net sales                                       $      --         $77,502        $  8,113        $      --        $85,615
Cost of goods sold                                     --          58,092           6,096               --         64,188
                                                       --          ------           -----               --         ------
Gross profit                                           --          19,410           2,017               --         21,427
Selling, general and administrative expenses           --          18,822           1,750               --         20,572
                                                       --          ------           -----               --         ------

Operating income                                       --             588             267               --            855
Income (loss) on investments in subsidiaries       (6,726)             --              --            6,726             --
Interest expense, net                                  --           6,533             699               --          7,232
Other expense, net                                     --             147              --               --            147
                                                       --             ---              --               --            ---
Income (loss) before provision for income          (6,726)         (6,092)           (432)           6,726         (6,524)
taxes

Provision for income taxes                             --             194               8               --            202
                                                       --             ---               -               --            ---
Net income (loss)                                $ (6,726)       $ (6,286)       $   (440)        $  6,726       $ (6,726)
                                                 =========       =========       =========        ========       =========



              SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                  APRIL 3, 1999

                             (DOLLARS IN THOUSANDS)


                                                   PARENT         GUARANTOR     NON-GUARANTOR
                                                   COMPANY      SUBSIDIARIES     SUBSIDIARIES    ELIMINATION     CONSOLIDATED
Net sales                                       $      --      $  73,295      $     7,804      $       --       $  81,099
Cost of goods sold                                     --         51,490            5,897              --          57,387
                                                       --         ------            -----              --          ------
Gross profit                                           --         21,805            1,907              --          23,712
Selling, general and administrative expenses           --         17,268            2,029              --          19,297
                                                       --         ------            -----              --          ------

Operating income (loss)                                --          4,537             (122)             --           4,415
Income (loss) on investments in subsidiaries       (2,165)            --               --           2,165              --
Interest expense, net                                  --          6,169              118              --           6,287
Other expense, net                                     --             15               --              --              15
                                                       --             --               --              --              --
Income (loss) before provision for income          (2,165)        (1,647)            (240)          2,165          (1,887)
taxes

Provision for income taxes                             --            226               52              --             278
                                                       --            ---               --              --             ---
Net income (loss)                               $  (2,165)     $  (1,873)     $      (292)      $   2,165      $   (2,165)
                                                =============  ============     ==============  ============    =============


                SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                  APRIL 1, 2000

                             (DOLLARS IN THOUSANDS)


                                                   PARENT       GUARANTOR     NON-GUARANTOR
                                                  COMPANY      SUBSIDIARIES    SUBSIDIARIES     ELIMINATION     CONSOLIDATED
Operating activities:

Net loss                                        $  (6,726)   $   (6,286)     $     (440)     $     6,726      $  (6,726)
Adjustments to reconcile net income (loss) to
 net cash and cash equivalents used in
 operating activities:

Loss on investments in subsidiaries                 6,726            --              --          (6,726)              --
Depreciation                                           --         2,468              73              --            2,541
Deferred finance amortization                          --           423              --              --              423
Goodwill and license fee amortization                  --           124              --              --              124
Loss on disposal of fixed assets                       --            --              --              --               --
Changes in operating assets and liabilities            --        (8,283)            262              --           (8,021)
                                                       --        -------            ---              --           -------
Net cash and cash equivalents used in
 operating activities                                  --       (11,554)           (105)             --          (11,659)

Investing activities:

Purchase of fixed assets                               --        (1,200)            (12)             --           (1,212)
Proceeds on disposal of fixed assets                   --            --              --              --               --
                                                       --            --              --              --               --
Net cash and cash equivalents used in
 investing activities                                  --        (1,200)            (12)             --           (1,212)


Financing activities:

Net borrowings under line-of credit agreements         --        10,350             120              --           10,470
Principal payments on long term debt                   --        (1,150)             --              --           (1,150)
Principal payments on long term notes (CAT)            --          (194)             --              --             (194)
Principal payments on capital lease obligation         --            --              (3)             --               (3)
                                                       --            --              ---             --               ---
Net cash and cash equivalents provided by
 financing activities                                  --         9,006             117              --            9,123

Effect of exchange rate changes on cash                --             0               0              --                0
                                                       --             -               -              --                -

Net change in cash and cash equivalents                --        (3,748)              0              --           (3,748)

Cash and cash equivalents at beginning of year         --         7,231               8              --            7,239
                                                       --         -----               -              --            -----
Cash and cash equivalents at end of period      $      --     $   3,483       $       8      $       --        $   3,491
                                                ===========   =========       ===========     ============     =========



             SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                  APRIL 3, 1999

                             (DOLLARS IN THOUSANDS)

                                                   PARENT       GUARANTOR     NON-GUARANTOR
                                                  COMPANY      SUBSIDIARIES    SUBSIDIARIES     ELIMINATION     CONSOLIDATED
Operating activities:
Net income (loss)                               $  (2,165)  $   (1,873)     $     (292)      $      2,165    $     (2,165)

Adjustments to reconcile net income (loss) to net cash and cash equivalents used in operating activities:

Loss on investments in subsidiaries                 2,165            --                           (2,165)             --
Depreciation                                           --         2,361              79               --           2,440
Deferred finance amortization                          --           387              --               --             387
Goodwill and license fee amortization                  --            --              --               --              --
Loss on disposal of fixed assets                       --            12              --               --              12
Changes in operating assets and liabilities            --       (10,467)         (3,919)              --         (14,386)
                                                       --       --------         -------              --         --------

Net cash and cash equivalents used in
 operating activities                                 --        (9,580)         (4,132)              --         (13,712)

Investing activities:
Purchase of fixed assets                               --        (2,550)             (5)              --          (2,555)
Proceeds on disposal of fixed assets                   --            --               1               --               1
                                                       --            --               -               --               -
Net cash and cash equivalents used in
 investing activities                                  --        (2,550)             (4)              --          (2,554)

Financing activities:
Net borrowings under line-of credit agreements         --        10,699           3,825               --          14,524
Principal payments on long term debt                   --          (650)             --               --            (650)
Principal payments on long term notes (CAT)            --            --              --               --              --
Principal payments on capital lease obligation         --            --              (4)              --              (4)
                                                       --            --              ---              --              ---
Net cash and cash equivalents provided by
 financing activities                                  --        10,049           3,821               --          13,870

Effect of exchange rate changes on cash                --            --               9               --               9
                                                       --            --               -               --               -

Net change in cash and cash equivalents                --        (2,081)           (306)              --          (2,387)

Cash and cash equivalents at beginning of year         --         2,396             472               --           2,868
                                                       --         -----             ---               --           -----
Cash and cash equivalents at end of period      $             $     315       $     166       $               $      481
                                                ============  ===========     ==========       ==========     ==========



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: Thirteen weeks ended April 1, 2000 vs. April 3, 1999

The following table is derived from the Company's Consolidated Statements of Operations and sets forth, for the period indicated, net sales, gross profit, operating income, interest expense, bankruptcy reorganization costs and net income (loss) of the Company:


                                                                                    Thirteen weeks ended
                                                                                  April 1,       April 3,

                                                                                    2000           1999
                                                                               ------------------------------
                                                                                   (Dollars In Thousands)
Net sales.................................................................         $85,615        $81,099
Gross profit..............................................................          21,427         23,712
Operating income .........................................................             855          4,415
Interest expense .........................................................           7,232          6,287
Net loss..................................................................        $ (6,726)      $ (2,165)


Net Sales: For the first quarter ended April 1, 2000, net sales increased $4.5 million to $85.6 million compared to $81.1 million for the same period last year. The increase is completely attributable to the Company's reportable segments where Sock Group net sales increased $4.7 million to $38.8 million and Shirt Group net sales increased $3.3 million to $48.3 million. The growth in the Company's core businesses in 2000 was somewhat masked by 1999 sales related to the YSL and Burberrys terminated businesses.

Gross Profit: For the first quarter 2000, gross profit decreased $2.3 million to $21.4 million compared to $23.7 million for the first quarter 1999. The Company's gross profit margin decreased to 25.0% for the first quarter in 2000 from 29.2% for the first quarter in 1999. The Sock Group's gross profit increased $1.4 million while margin declined slightly from 34.6% to 34.2% of net sales year over year. The $1.4 million gross profit improvement resulted from additional sales volume and improved manufacturing costs offset by decreases in mix and price. The Shirt Group's gross margin decreased from 26.4% of net sales to 16.8% for the same period in 1999, primarily due to margin deterioration at the US Wholesale division. This margin decrease was primarily due to a decline in staple dress shirt demand (traditionally the Company's most profitable product offering), new product launches and dress shirt cost increases due to quality improvements without offsetting price increases.

Operating Income: The Company's operating income for the first quarter ended April 1, 2000 declined to $0.9 million from $4.4 million for the same period last year. The largest contributing factor was the Shirt Group's gross margin decline mentioned above.

Interest expense: Interest expense increased $0.9 million for the first quarter ended April 1, 2000 as a result of higher debt levels.

Net (Loss) income: Net loss for the first quarter ended April 1, 2000 increased $4.6 million to a loss of $6.7 million from a loss of $2.2 million for the same period in 1999. This reduction was primarily related to the decline in the Shirt Group's operating profit and the Company's overall increased interest expense.

Liquidity and Capital Resources

The Company broadly defines liquidity as its ability to generate sufficient cash flow from operating activities to meet its obligations and commitments. In addition, liquidity includes the ability to obtain appropriate debt and equity financing and, to convert into cash, those assets that are no longer required to meet existing strategic and financial objectives. Therefore, liquidity cannot be considered separately from capital resources that consist of current or potentially available funds for use in achieving long range business objectives and meeting debt service commitments.

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

On March 29, 2000, the Additional Revolver was increased to $12.0 million and was incorporated into the Senior Credit Facility as Tranche C. Subsequently, the additional revolver was increased to $13.2 million. Borrowings under Tranche C are due and payable on June 30, 2000 (unless certain events occur, in which case the maturity can be extended to December 31, 2001) and are guaranteed by Vestar.

The Company's liquidity needs arise primarily from debt service on the indebtedness and the funding of working capital and capital expenditures. As of April 1, 2000, the Company had outstanding $271.8 million of debt consisting of $125.0 million in senior subordinated notes, a Senior Credit Facility consisting of a $45.0 million term A loan, a $59.0 million term B loan, $36.3 million in revolving credit borrowings and $6.5 million in additional revolver, $7.9 million in Canadian revolving credit borrowings and a $2.3 million CAT acquisition note payable. For the first quarter ended April 1, 2000, the Company had a net increase in revolving credit borrowings of $10.5 million and repaid $1.3 million in term loans and notes payable.

On May 12, 2000, the Company formed a special purpose non-guarantee subsidiary for the purpose of an accounts receivable sale transaction allowed under the Senior Credit Facility. The Company has the right but not the obligation to sell up to $24.0 million of accounts receivable on or before June 30, 2000. On May 12, 2000, the Company sold approximately $6.4 million of accounts receivable.

Cash Flows

Cash and cash equivalents decreased $3.8 million to $3.5 million at April 1, 2000 from $7.2 million at December 31, 1999 primarily as a result of $11.7 million and $1.2 million in net cash used in operating and investing activities, respectively, offset by $9.1 million in net cash provided by financing activities. Net cash used in operating activities resulted primarily from the Company's $6.7 million net loss offset by $3.1 million in non-cash depreciation and amortization charges. Net cash used in investing activities resulted primarily from $1.2 million in capital expenditures. Net cash provided by financing activities resulted primarily from $10.5 million in net borrowings under the Company's revolving credit facilities.

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

At December 31, 1999, the Company was not in compliance with its financial ratio covenants and received a waiver dated March 29, 2000. The March 2000 waiver and amendment also revised on-going covenants and the Company expects to meet these covenants in 2000.

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

Capital Expenditures

Capital spending for the first quarter ended April 1, 2000 was $1.2 million and related primarily to general improvements to the Company's manufacturing facilities. Total capital spending for 2000 is expected to be $7.0 million and also relates primarily to general improvements to the Company's manufacturing facilities.

Financing Sources and Cash Flows

At April 1, 2000 the Company had $3.5 million in cash and additional availability of $9.2 million under the revolving credit facilities included in the Senior Credit Facility, after consideration of $10.0 million in open trade letters of credit and $1.4 million of stand-by letters of credit. At December 31, 1999 the Company also had additional availability of $1.6 million Canadian dollars under the Canadian revolving credit facility, after consideration of $0.9 million Canadian dollars in open trade letters of credit.

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

The Company evaluated its market risks (floating interest rate, fixed interest rate and currency risks) at the fiscal year ended December 31, 1999, which is disclosed in the Company's annual report filed on Form 10-K. There has not been any material change (adverse or favorable) in the risk factors identified since the evaluation performed by the Company at December 31, 1999.

                           Part II - OTHER INFORMATION

Item 1.     Legal Proceedings

The Company and its subsidiaries are involved in various legal proceedings, both as plaintiff and as defendant, which are normal to its business. In March 2000, the Company and a former employee settled all matters relating to an employment action; all amounts were reserved for in 1998 and 1999. It is the opinion of management that the aforementioned actions and claims, if determined adversely to the Company, will not have a material adverse effect on the financial condition or operations of the Company taken as a whole.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended April 1, 2000.

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

             (3)      List of Exhibits

(b) The Company filed one Form 8-K, dated January 3, 2000 during the first quarter ended April, 1, 2000

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

10.2.6 $3.0 million Credit Agreement dated as of November 9, 1999 among Cluett American Corp., as the borrower Bank of America, N.A. and Vestar Capital Partners III, L.P. as guarantor (incorporated by reference to Exhibit 10.2.6 to the Company's Quarterly Report on Form 10-Q (Reg No. 333-58059) filed on November 16, 1999).

10.2.7 $7.5 million Amended and Restated Credit Agreement dated as of February 17, 2000, among Cluett American Corp., as the borrower, Bank of America, N.A. and Vestar Capital Partners III, L.P., as guarantor (incorporated by reference to Exhibit 10.2.7 to the Company's Annual Report on Form 10-K (Reg No. 333-58059) filed on March 30, 2000).

10.2.8 Fifth Amendment to Credit Agreement and Waiver dated March 29, 2000 by and among Cluett American Corp., Cluett American Investment Corp., Cluett American Group, Inc. and certain subsidiaries, the Existing Lender, New Lender, and agents (incorporated by reference to Exhibit 10.2.8 to the Company's Annual Report on Form 10-K (Reg No. 333-58059) filed on March 30, 2000).

10.2.9 Amended and Restated Investment and Deposit Agreement between Vestar Capital Partners III, L.P. and Bank of America dated March 29, 2000 (incorporated by reference to Exhibit 10.2.9 to the Company's Annual Report on Form 10-K (Reg No. 333-58059) filed on March 30, 2000).

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

*10.16 Limited Liability Company Agreement of Cluett American Receivables, LLC, entered into by Great American Knitting Mills, Inc. as the sole equity member and Dwight Jenkins and Lori Rezza as the special members (filed herewith as Exhibit 10.16)

*10.16.1 Receivable Transfer Agreement dated May 12, 2000 between Great American Knitting Mills, Inc. and Cluett American Receivables, LLC (filed herewith as
Exhibit 10.16.1)

*10.16.2 Receivable Purchase Agreement entered into between Cluett American Receivable, LLC and Banc of America Commercial Corp. dated May 12, 2000 (filed herewith as Exhibit 10.16.2).

*10.16.3 Partial Release Agreement dated May 12, 2000, by and among Bank of America, N.A. f/k/a/ Nationsbank, N.A. as agent for the Lenders under the Credit Agreement, Great American Knitting Mills, Inc. and Cluett American Corp. (filed herewith as Exhibit 10.16.3).

*10.16.4 Guarantee Agreement dated May 12, 2000 made by Cluett American Corp. (filed herewith as Exhibit 10.16.4).

*10.16.5 Repurchase Agreement dated May 12, 2000 made by Vestar Capital Partners III, L.P. in favor of Banc of America Commerical Corporation (filed herewith as
Exhibit 10.16.5).

16.1 Letter from Ernst & Young LLP, former Certifying Accountants (incorporated by reference to Exhibit 16.1 to the Company's Current Report filed on Form 8-K (Reg. No. 333-58059) filed on January 10,2000).

21 List of Subsidiaries (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-4 (Reg. No. 333-58059) filed on June 30, 1998).

23.1 Consent of Ernst & Young LLP, independent certified public accountants (filed herewith as Exhibit 23.1)

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

                                 CLUETT AMERICAN CORP.
                                    (Registrant)

May 15, 2000                     /s/ Bryan P. Marsal
                                 ---------------------------------
                                 Bryan P. Marsal
                                 Director, President and Chief Executive Officer




May 15, 2000                    /s/ W. Todd Walter
                                --------------------------------
                                W. Todd Walter
                                Vice President and  Chief Financial Officer

Item 6 (d). Financial Statement Schedules

                                   SCHEDULE II

                              CLUETT AMERICAN CORP.

                        VALUATION AND QUALIFYING ACCOUNTS

                             (DOLLARS IN THOUSANDS)



COLUMN A                               COLUMN B                  COLUMN C                   COLUMN D        COLUMN E
                                                                ADDITIONS

                                      BALANCE AT       CHARGED TO        CHARGED TO                          BALANCE
                                      BEGINNING         COSTS AND           OTHER                            AT END
DESCRIPTION                           OF PERIOD         EXPENSES          ACCOUNTS        DEDUCTIONS        OF PERIOD
-----------                           ---------         --------          --------        -----------       ---------
Period Ended April 1, 2000:

    Deductions from asset accounts:

     Allowance for doubtful accounts     $1,620            $ 234            $  --          $  106 (1)        $ 1,748
     Customer allowances                  8,554            3,220               --           3,865 (1)          7,909
     Inventory reserves                   2,622            2,150               --           1,283 (1)          3,489
                                          -----            -----               --          ---------           -----
           Total                        $12,796           $5,604            $  --         $ 5,254 (1)        $13,146
                                        =======           ======            =====          =========         =======





(1)  Write offs, net of recoveries