Form 10-Q
period 2000-07-01
CLUETT AMERICAN CORP
filed 2000-08-15
CIK 1064435

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended July 1, 2000

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


No stock is held by any non-affiliates of the registrant as of July 1, 2000

                     Cluett American Corp. and Subsidiaries

                                TABLE OF CONTENTS

                  PART I - FINANCIAL INFORMATION

                                                                                                     Page


Item 1.  Financial Statements (Unaudited)

Report of Independent Auditors'                                                                         3

Condensed Consolidated Balance Sheets as of July 1, 2000 and December 31, 1999                         F-1

Condensed Consolidated  Statements of Operations for the thirteen and twenty-six
weeks ended July 1, 2000 and July 3, 1999                                                              F-2

Condensed  Consolidated  Statements of Cash Flows for the twenty-six weeks ended
July 1, 2000 and July 3, 1999                                                                          F-3

Notes to Condensed Consolidated Financial Statements                                                   F-4


Item 2. Management's  Discussion and Analysis of Financial Condition and Results
of Operations.                                                                                          4


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.                                    11





                  PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                                             12

Item 4.   Submission of Matters to a Vote of Security Holders                                           12

Item 6.   Exhibits and Reports on Form 8-K                                                              12


SIGNATURES                                                                                              17


                REPORT OF DELOITTE & TOUCHE, INDEPENDENT AUDITORS

Board of Directors and Stockholder
Cluett American Corp. and Subsidiaries

We have reviewed the accompanying condensed consolidated balance sheet of Cluett American Corp. and subsidiaries as of July 1, 2000, and the related condensed consolidated statements of operations and cash flows for the thirteen and twenty six-week periods ended July 1, 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company as of December 31, 1999, and the related consolidated statements of operations, stockholder's equity and cash flows for the year then ended (not presented herein); and in our report dated March 29, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                            /s/ Deloitte & Touche LLP

Atlanta, Georgia
August 14, 2000

                      Condensed Consolidated Balance Sheets

                  (Dollars In Thousands, except per share data)

                                                                                  July 1,    December 31,

                                                                                   2000          1999
                                                                               ----------------------------
                                                                               (Unaudited)    (Note 1)


                                   Assets


Current assets:

   Cash and cash equivalents..........................................        $     2,643     $  7,239
   Accounts receivable, net...........................................             39,602       45,519
   Inventories, net ..................................................             41,068       78,105
   Net assets from discontinued segment held for sale ................             55,929           --
   Prepaid expenses and other current assets..........................              3,427        3,129
                                                                               --------------------------
Total current assets..................................................            142,669      133,992
Property, plant and equipment, net....................................             28,380       47,794
Pension assets........................................................             33,436       32,187
Deferred financing fees...............................................             10,365       10,842
Goodwill, net.........................................................                 --        4,740
Other noncurrent assets...............................................              1,514        1,951
                                                                               ----------------------------
Total assets..........................................................           $216,364     $231,506
                                                                               ============================


                  Liabilities and stockholder's deficit


Current liabilities:

   Accounts payable and accrued expenses..............................           $ 47,522    $  40,696
   Accrued interest payable...........................................              4,744        3,861
   Short-term debt and current portion of long-term debt..............             25,283       14,209
   Income taxes payable...............................................              1,648        1,970
                                                                               ----------------------------
Total current liabilities.............................................             79,197       60,736
Long-term debt and capital lease obligations..........................            243,721      258,883
Dividends payable.....................................................                664          637
Other non-current liabilities.........................................                154          147

Senior  Exchangeable  Preferred  Stock Due  2010,  cumulative,  $.01 par  value: authorized  4,950,000, issued and outstanding 636,592 shares in 2000 and 599,145 shares in 1999 (liquidation preference
   of $63,659 in 2000 and $59,915 in 1999)............................             62,167       58,329

Stockholder's deficit:
   Common stock, $1 par value: authorized, issued and outstanding 1,000
      shares..........................................................                  1            1
   Additional paid-in capital.........................................            131,236      135,100
   Accumulated deficit................................................           (300,320)    (282,046)
   Other comprehensive loss...........................................               (456)        (281)
                                                                               ---------------------------
Total stockholder's deficit...........................................           (169,539)    (147,226)
                                                                               ---------------------------
Total liabilities and stockholder's deficit...........................          $ 216,364    $ 231,506
                                                                               ===========================


                             See accompanying notes.

           Condensed Consolidated Statements of Operations (Unaudited)

                             (Dollars In Thousands)

                                                             Thirteen weeks ended               Twenty-six weeks ended
                                                                July 1,        July 3,             July 1,         July 3,
                                                                   2000           1999                2000            1999
                                                        ---------------- --------------      -------------- ---------------

                                                                          Not covered                        Not covered
                                                                          by Auditors'                       by Auditors'
                                                                            Report                              Report

Net sales..........................................             $38,856        $40,231             $79,388         $76,189
Cost of goods sold.................................              25,121         25,057              50,684          47,369
                                                        ---------------- --------------      -------------- ---------------
Gross profit.......................................              13,735         15,174              28,704          28,820

Selling, general and administrative expenses.......               8,442          8,210              17,619          16,465
Restructuring and impairment charges...............                  72           (272)                 72            (272)
                                                        ---------------- --------------      -------------- ---------------
Operating income from continuing operations........               5,221          7,236              11,013          12,627
Interest expense, net..............................               7,587          6,234              14,600          12,403
Other expense, net.................................                  22             13                  55              27
                                                        ---------------- --------------      -------------- ---------------
Income (loss) from continuing operations before                  (2,388)           989              (3,642)            197
   provision for income taxes......................
Provision for income taxes.........................                 303            286                 497             512
                                                        ---------------- --------------      -------------- ---------------
Income (loss) from continuing operations ..........              (2,691)           703              (4,139)           (315)

Discontinued operations:
     Loss from operations of discontinued segment                (4,659)        (5,227)             (9,937)         (6,374)
     Loss on disposal of business segment,
      including provision of $2,382 for operating
      losses during phase-out period...............              (4,198)            --              (4,198)             --
                                                        ---------------- --------------      -------------- ---------------
Net loss...........................................           $ (11,548)       $(4,524)           $(18,274)       $ (6,689)
                                                        ================ ==============      ============== ===============





                             See accompanying notes.

           Condensed Consolidated Statements of Cash Flows (Unaudited)

                             (Dollars in Thousands)

                                                                               Twenty-six weeks ended

                                                                                 July 1,       July 3,
                                                                                 2000          1999
                                                                             ----------------------------

                                                                                           Not covered
                                                                                           by Auditors'
                                                                                             Report

Operating activities

Net loss...........................................................            $(18,274)      $(6,689)
Adjustment to reconcile net loss  to net cash and cash equivalents used in operating activities:
   Depreciation....................................................               5,084         4,882
   Deferred finance amortization...................................                 853           791
   Goodwill amortization...........................................                 249             -
   Impairment loss on disposition of assets........................               4,497             -
   Loss (gain) on disposal of assets...............................                 367          (129)

Changes in operating assets and liabilities:

   Accounts receivable.............................................               5,788         7,266
   Inventories.....................................................             (11,741)      (14,788)
   Prepaid expenses and other current assets.......................                (118)          894
   Pension and other non-current assets............................              (1,235)       (1,480)
   Accounts payable and accrued expenses...........................               7,750        (1,204)
   Income taxes payable............................................                (322)          207
   Other liabilities...............................................                   7          (270)
   Effect of changes in foreign currency...........................                (374)         (336)
                                                                            ----------------------------
Net cash and cash equivalents used in operating activities.........              (7,469)      (10,856)

Investing activities

Purchase of property, plant and equipment..........................              (2,974)       (5,268)
Proceeds on disposal of property, plant and equipment..............                   5         1,103
                                                                            ----------------------------
Net cash and cash equivalents used in investing activities.........              (2,969)       (4,165)

Financing activities

Principal payments on long-term debt ..............................             (16,215)       (1,300)
Net borrowings under line-of-credit agreement .....................              22,450        14,818
Principal payments on long-term note (CAT).........................                (393)            -
Principal payments under capital lease obligation..................                   -            (5)
                                                                            ----------------------------
Net cash and cash equivalents provided by financing activities.....               5,842        13,513

Effect of exchange rate changes on cash............................                   -             1
                                                                            ----------------------------
Net change in cash and cash equivalents............................              (4,596)       (1,507)
Cash and cash equivalents at beginning of period...................               7,239         2,868
                                                                            ----------------------------
Cash and cash equivalents at end of period.........................            $  2,643      $  1,361
                                                                            ============================

                             See accompanying notes.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Cluett American Corp. and Subsidiaries, (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen-week and twenty-six week periods ended July 1, 2000 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2000.

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

The Company uses a 5-4-4 week fiscal quarter whereby the fiscal quarter ends on the Saturday nearest the end of the calendar quarter, which accordingly was July 1, 2000 and July 3, 1999, respectively.

Certain amounts in the prior year financial statements and footnotes have been reclassified to conform to the current year presentation.

2.  Discontinued Operations

On June 13, 2000, Phillips-Van Heusen Corporation, ("PVH"), and the Company announced an agreement (the "Agreement") for PVH to license the Arrow brand for men's and boy's dress shirts and sportswear in the United States. In addition, PVH and the Company agreed in principle for PVH to acquire the stock of Cluett Designer Group, Inc., the licensee for Kenneth Cole dress shirts ("CDG"). The closing of these transactions was subject to certain limited conditions and governmental approvals. In conjunction with the Agreement, the Company approved a plan to discontinue the Shirt Group segment's manufacturing and distribution operations (the "Operations").

On July 24, 2000, the transactions contemplated by the Agreement, including the Purchase and Sale Agreement among Cluett, Peabody & Co., Inc. ("CP"), Cluett, Peabody Canada, Inc.("CP Canada"), Arrow Factory Stores Inc. ("AFS"), CDG, Consumer Direct Corporation ("CDC"), Cluett, Peabody Holding Corp.("Holding"), and PVH, (the "Purchase and Sale Agreement") and the Share Purchase Agreement among CP, CDG, Bidermann Tailored Clothing Inc.("BTC"), and PVH (the "Share Purchase Agreement") were closed. Each of the parties to the Purchase and Sale Agreement and the Share Purchase Agreement other than PVH and CDG is, and prior to the closing CDG was, a wholly-owned subsidiary of the Company.

Pursuant to the Purchase and Sale Agreement, (i) all of the outstanding shares of capital stock of C.A.T. Industrial S.A. de C.V., ("C.A.T") a corporation organized under the laws of Honduras, were sold to PVH by CP, AFS, CDG, CDC and Holding, (ii) PVH purchased all of CP's and AFS's right, title and interest in and to certain of the other assets (principally inventory) of CP and AFS used primarily by CP and AFS in their Arrow label and private label men's and boy's dress and sport shirt businesses and their Arrow factory outlet operations in the United States and (iii) PVH purchased all of CP Canada's right, title and interest in and to Arrow label dress and sport shirt inventory used in CP Canada's United States "Career Apparel" business. Pursuant to the Share Purchase Agreement, all of the outstanding shares of capital stock of CDG were sold by CP and BTC to PVH.

The aggregate purchase price paid by PVH pursuant to the Purchase and Sale Agreement and the Share Purchase Agreement for the stock and assets referred to above was approximately $48.9 million in cash plus the assumption of $2.1 million of debt related to C.A.T., calculated as set forth in, and subject to adjustment pursuant to, Article 3 of each of the Purchase and Sale Agreement and the Share Purchase Agreement. The Company has deposited in escrow $2.0 million, which is subject final inventory adjustment. The company has irrevocably and unconditionally guaranteed the payment of any amount payable by CP or BTC to PVH under each Agreement which is not paid by CP or BTC when due, including pursuant to the purchase price adjustment and indemnification provisions of the Agreements.

Pursuant to the Purchase and Sale Agreement, the Trademark License Agreement, dated July 24, 2000, by and between Cluett Peabody Resources Corporation, a Delaware corporation and a wholly-owned subsidiary of the Company ("CPR"), CP and PVH was executed and delivered. Pursuant to the Trademark License Agreement, CP granted to PVH an exclusive license to use trademarks related to CP's "Arrow" clothing line in the United States and its territories and possessions in connection with its manufacture, advertising, marketing, promotion, distribution, offer to sell and sale of men's and boys' dress shirts, sports shirts (including knit, woven and all forms of fleece), pants, shorts and sweaters in certain specified channels of trade, including the Internet. CP also granted to PVH the right to operate websites that use URLs that incorporate the licensed trademarks. The Trademark License Agreement requires PVH to pay a $5.0 million minimum guaranteed annual royalty fee to CP, subject to increases based on the achievement by PVH of certain sales targets. The initial term of the license expires on June 30, 2007; however, PVH has the option to renew the Trademark License Agreement for two additional five-year terms, provided it meets certain conditions.

The Company used the net proceeds from the Purchase and Sale Agreement, the Share Purchase Agreement and the Trademark License Agreement (collectively referred to as the "Transactions") to repay outstanding borrowings under its Senior Credit Facility and CP Canada's Credit Facility.

The Company expects to complete the disposition of the remaining net assets of the Operations through sale by December 31, 2000 and accordingly, has reflected the Operations as discontinued in the accompanying statements of operations. Additionally, at July 1, 2000 the net assets of the Operations are classified as held for sale in the accompanying balance sheet and are comprised of the following:

                                                                       July 1,
                                                                        2000
                                                                   ------------
       Assets
         Inventories, net                                              $46,980
         Other assets                                                      215
         Property, plant & equipment, net                               17,117
                                                                        ------
            Total assets                                                64,312

       Liabilities:
         Accounts payable and accrued liabilities                          155
         Canadian revolving facility                                     6,113
         Notes payable - C.A.T                                           2,115
                                                                         -----
            Total liabilities                                            8,383

              Net assets held for sale                                 $55,929
                                                                       =======

As a result of the Transactions, the Company recorded a $4.5 million impairment charge in June, 2000 to adjust the carrying value of goodwill to its fair market value based upon actual consideration received from the Transactions. The impairment charge is included as a component of the Company's loss from operations of discontinued segment in the accompanying Statement of Operations. The $4.2 million loss on disposal of the Operations includes $0.4 million of operating losses incurred from June 13, 2000 through July 1, 2000, and $2.0 million of estimated operating losses from July 2, 2000 through December 31, 2000. Included in Accounts Payable and Accrued Expenses at July 1, 2000 is an accrual of $10.6 million for costs directly associated with the disposal of the Operations.

Net sales of the above noted entities for the thirteen and twenty-six weeks ended July 1, 2000 and July 3, 1999:


                 Thirteen weeks ended             Twenty-six weeks ended
            July 1, 2000       July 3, 1999     July 1, 2000     July 3, 1999
            -------------     --------------    -------------    -------------

Net sales       $ 50,993           $ 40,619         $ 97,673         $ 87,462


3. Inventories

         Inventories consist of the following at the specified date:

                                                  July 1,       December 31,
                                                    2000              1999
                                           ------------------ -----------------
                                                    (Dollars In Thousands)

Finished goods                                      $34,180            $60,854
Work in process                                       2,420              8,260
Raw materials and supplies                            4,926             11,613
                                           ------------------ -----------------
                                                     41,526             80,727
Less: Allowance for obsolete and slow moving
      inventory                                        (458)            (2,622)
                                           ------------------ -----------------
                                                    $41,068            $78,105
                                           ================== =================


4. Long-Term Obligations and Financing Arrangements

As of July 1, 2000, the Company had outstanding $275.0 million of debt consisting of $125.0 million in senior subordinated notes, a Senior Credit Facility consisting of a $35.5 million term A loan, a $53.4 million term B loan, $35.0 million in revolving credit borrowings and $19.9 million in Tranche C Loans and $6.1 million in Canadian revolving credit borrowings. For the 2000 Quarter, the Company had a net decrease in revolving credit borrowings of $1.3 million and repaid $15.3 million in term loans and notes payable. As a result of the Transactions that were completed on July 24, 2000, the Company permanently reduced the Term A Loan, the Term B Loan and the Tranche C Loans by $6.8 million, $9.4 million and $8.7 million, respectively. In addition, the Company made payments on the revolving credit borrowings, without a permanent reduction in the revolving credit committed amounts and net of expense associated with the Transactions of $13.3 million. The Canadian revolving credit facility was paid down $1.1 million and the maturity date was extended to August 8, 2001.

On March 29, 2000, the Senior Credit Facility and the Investment and Deposit agreement were amended. The March 2000 amendment requires (i) Vestar to infuse up to $30 million of new capital into the Company and (ii) the Company to make $20 million in additional principal payments on the Senior Credit Facilities between June 30, 2000 (or in certain circumstances August 31, 2000) and December 31, 2000 if certain financial ratios are not met by June 30, 2000. As of July 1, 2000, the Company was in compliance with all financial covenants. Additionally, on July 24, 2000, the Company satisfied all requirements under the March 2000 amendments, and as such, Vestar's requirement to infuse up to $30 million of new capital and the Company's requirement to make $20 million in additional principal payments on the Senior Credit Facilities have been extinguished.

5. Comprehensive Loss

For the periods ending July 1, 2000 and July 3, 1999, accumulated other comprehensive loss as shown in the consolidated balance sheets was comprised of foreign currency translation adjustments. The components of comprehensive loss, for these periods were as follows:

                                                          Thirteen weeks ended               Twenty-six weeks ended
                                                            July 1,         July 3,             July 1,        July 3,
                                                             2000            1999                2000            1999
                                                        ---------------- --------------      -------------- ---------------
                                                                              (Dollars In Thousands)

Net loss...........................................           $(11,548)       $(4,524)           $(18,274)       $ (6,689)
Foreign currency translation adjustment............               (107)          (765)               (175)           (401)
                                                        ----------------- --------------      -------------- ---------------
Comprehensive loss.................................            $(11,655)      $ (5,289)           $(18,449)      $ (7,090))
                                                        ================= ==============      ============== ===============


6. Restructuring and Facility Closure Charges

During the twenty-six week period ended July 1, 2000, the Company did not have any terminations related to the 1999 approved restructuring plan. The following is a summary of the components of the restructuring reserve at July 1, 2000.


                        Severance Costs      Facility Closure            Total


                                           (Dollars in Thousands)

Balance, December 31, 1999    $    276           $     145             $    421
    Charges                         --                  60                   60
    Payments                        --                 (50)                 (50)
                            ------------         ------------        -----------
Balance, April 1, 2000             276                 155                  431
    Payments                        --                 (38)                 (38)
                            -------------        ------------        -----------
Balance, July 1, 2000         $    276           $     117             $    393
                            =============        ============       ============


7. Segment Data

The Company identifies its reportable segments based on the segment's product offerings. As a result of the Company's June 13, 2000 decision to discontinue the Operations and license the Arrow tradename, the composition of the Company's reportable segments changed. The licensing of the Arrow brand will result in minimum annual license revenue of $5.0 million. Subsequent to June 13, 2000, the Company conducted its business through two principal segments: the Sock Group and the Licensing Group. The financial results associated with Latin America, Apparel On-Line LLC, Cluett American Receivables, LLC and unallocated corporate overhead charges are referred to collectively as "All other". Segment data disclosures for the thirteen weeks and twenty-six weeks ended July 1, 2000 and July 3, 1999 have been restated to reflect the above noted change, exclusive of the $5.0 million in licensing revenue received on July 24, 2000.

                                                                Thirteen weeks ended              Twenty-six weeks ended
                                                                 July 1,          July 3,         July 1,          July 3,
                                                                    2000             1999            2000             1999
                                                        -----------------    -------------    ------------    -------------

                                                                              (Dollars in Thousands)

Net sales
                                      Sock                       $37,323           $38,771        $76,131          $72,909
                                      Licensing                    1,478             1,460          3,130            3,280
                                      All Other                       55                --            127               --
                                      Intersegment                   (--)              (--)           (--)             (--)
                                                                    ----              ----           ----             ----
                                                                  38,856            40,231         79,388           76,189
                                                                  ======            ======         ======           ======
Operating income (loss) excluding
facility closing and reengineering
costs
                                      Sock                         4,954             6,916         10,065           11,438
                                      Licensing                      919             1,189          2,105            2,450
                                      All Other                     (580)           (1,141)        (1,085)          (1,533)
                                                                   -----           -------        -------          -------
                                                                   5,293             6,964         11,085           12,355
                                                                   =====             =====         ======           ======

Depreciation expense
                                      Sock                         1,572             1,510          3,143            3,020
                                      Licensing                       19                18             38               35
                                      All Other                      952               922          1,903            1,827
                                                                     ---               ---         ------            -----
                                                                   2,543             2,450          5,084            4,882
                                                                   =====             =====          =====            =====
Amortization expense
                                      Sock                           ---               ---            ---              ---
                                      Licensing                      ---                 4            ---               10
                                      All Other                      555               392          1,102              781
                                                                     ---               ---          -----              ---
                                                                     555               396          1,102              791
                                                                     ===               ===          =====              ===

Identifiable assets
                                      Sock                        83,472            86,271         83,472           86,271
                                      Licensing                    2,131             1,821          2,131            1,821
                                      All Other                    1,575            89,607          1,575           89,607
                                                                   -----            ------          -----           ------
                                                                 $87,178          $177,699        $87,178         $177,699
                                                                 =======          ========        =======         ========

Reconciliation of Reportable Segments Net sales, Operating income and Identifiable assets

                                                              Thirteen weeks ended            Twenty-six weeks ended
                                                          July 1, 2000   July 3, 1999        July 1, 2000      July 3, 1999
                                                          ------------   ------------       -------------     -------------

                                                                               (Dollars In Thousands)
   Net sales

       Total net sales for reportable segments             $ 38,801           $ 40,231      $ 79,261           $ 76,189
       Other net sales                                           55                 --           127                 --
       Elimination of intersegment net sales                    (--)               (--)          (--)               (--)
                                                               ----               ----          ----               ----
       Total consolidated net sales                          38,856             40,231        79,388             76,189
                                                             ======             ======        ======             ======


   Operating profit (loss)

       Total operating profit or loss for
        reportable segments                                   5,873              8,105        12,170             13,888
       Other operating profit or loss                          (238)                --          (444)            (5,000)
       Unallocated amounts:
            Corporate expense before pension income            (967)            (1,641)       (1,891)            (2,533)
            Pension income                                      625                500         1,250              1,000
            Restructuring & impairment (charges) credits        (72)               272           (72)              (775)
                                                              -----              -----        ------              -----
       Total operating profit                                 5,221              7,236        11,013              6,580
                                                              =====              =====        ======              =====

   Depreciation and amortization

   Total depreciation for reportable segments                 1,591              1,528         3,181              3,055
   Other depreciation                                           952                922         1,903              1,827
   Amortization                                                 555                396         1,102                791
                                                                ---                ---         -----                ---
   Total depreciation and amortization                        3,098              2,846         6,186              5,673
                                                              =====              =====         =====              =====

   Identifiable assets

       Total assets for reportable segments                  85,603             88,092        85,603             88,092
       Other assets                                           1,575             89,607         1,575             89,607
        Net assets held for sale                             55,929                 --        55,929                 --
       Unallocated amounts:
            Deferred finance costs                           10,365             10,902        10,365             10,902
            Pension assets                                   33,436             32,383        33,436             32,383
            Other unallocated amounts                        29,456              6,169        29,456              6,169
                                                             ------              -----        ------              -----
       Consolidated total                                  $216,364           $227,153      $216,364           $227,153
                                                           ========           ========      ========           ========



8. Guarantor Subsidiaries

The Company's payment obligations under the Senior Credit Facility and the Senior Subordinated Notes (the "Notes") are fully and unconditionally guaranteed on a joint and several basis by its current domestic subsidiaries, principally:
Cluett Peabody & Co., Inc., Great American Knitting Mills, Inc., Apparel On-Line, LLC, Cluett Designer Group Inc., Consumer Direct Corporation and Arrow Factory Stores Inc. (collectively the "Guarantor Subsidiaries"). Each of the Guarantor Subsidiaries is a direct or indirect wholly-owned subsidiary of the Company. The Company's payment obligations under the Notes are not guaranteed by the remaining subsidiaries Bidermann Womenswear Corp. (formerly Ralph Lauren Womenswear Inc. ) Cluett, Peabody Canada Inc., Cluett American Receivables, LLC, Arrow de Mexico S.A. de C.V., and Arrow Inter-American & Co., Ltd. (collectively the "Non-Guarantor Subsidiaries"). The obligation of each Guarantor Subsidiary under its guarantee of the Notes is subordinated to such subsidiary's obligation under its guarantee of the Senior Credit Facility.

Presented below is condensed consolidating financial information for the Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries. In the Company's opinion, separate financial statements and other disclosures concerning each of the Guarantor Subsidiaries would not provide additional information that is material to investors. Therefore, the Guarantor Subsidiaries are consolidated in the presentation below. Investments in subsidiaries are accounted for by the Company using the equity method of accounting. Earnings (losses) of subsidiaries are therefore reflected in the Parent Company's investments in and advances to/from subsidiaries account and earnings (losses). The elimination entries eliminate investments in subsidiaries, the related stockholder's deficit and other intercompany balances and transactions.

              SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                 JULY 1, 2000
                            (DOLLARS IN THOUSANDS)

                                                                            NON-
                                         PARENT        GUARANTOR         GUARANTOR
                                        COMPANY      SUBSIDIARIES        SUBSIDIARIES           ELIMINATION    CONSOLIDATED
Assets
Current assets:

   Cash and cash equivalents......     $        --      $     2,503       $         140        $         -       $      2,643
   Accounts receivable, net.......              --           33,270               6,332                 --             39,602
   Inventories, net...............              --           41,068                  --                 --             41,068
   Assets from discontinued
      segment held for sale.......                           49,466              12,576                                62,042
   Prepaid expenses and other
      current assets..............              --            2,788                 639                 --              3,427
                                                --            -----                 ---                 --              -----
Total current assets..............              --          129,095              19,687                 --            148,782
Investment in subsidiaries........        (121,717)              --                  --            121,717                 --
Intercompany receivable (payable)           15,000          (15,000)                 --                 --                 --
Property, plant and equipment, net              --           28,372                   8                 --             28,380
Pension assets....................              --           33,436                  --                 --             33,436
Deferred financing fees...........              --           10,365                  --                 --             10,365
Goodwill, net.....................              --               --                  --                 --                 --
Other noncurrent assets...........              --              930                 584                 --              1,514
                                                --              ---                 ---                 --              -----
Total assets......................     $  (106,717)     $   187,198      $       20,279       $    121,717       $    222,477
                                         =========          =======              ======            =======            =======

Liabilities and stockholder's deficit Current liabilities:

   Accounts payable and accrued
      expenses....................     $        --      $    45,426      $        2,096        $         -       $     47,522
   Accrued interest payable.......                            4,744                  --                                 4,744
   Short-term debt and current
      portion of long-term debt...              --           25,283               6,113                 --             31,396
   Income taxes payable...........              --            1,441                 207                 --              1,648
                                                --            -----                 ---                 --              -----
Total current liabilities.........              --           76,894               8,416                 --             85,310

Due to parent.....................
Long-term debt and capital lease
   obligations....................              --          243,502                 219                 --            243,721
Dividends payable.................             664               --                  --                 --                664
Other non-current liabilities.....              --              154                  --                 --                154

Commitments & Contingencies:

Senior exchangeable preferred
   stock, cumulative, $.01 par
   value: authorized 4,950,000,
   issued and outstanding 636,592
   shares (liquidation preference
   of $63,659)                              62,167               --                  --                 --             62,167
Stockholder's deficit.............        (169,548)        (133,352)              11,644            121,717          (169,539)
                                         ---------        ---------               ------            -------          ---------
Total liabilities and
   stockholder's deficit..........     $  (106,717)      $  187,198      $        20,279      $     121,717      $    222,477
                                         =========          =======               ======            =======           =======



               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)



                                                    PARENT          GUARANTOR     NON-GUARANTOR
                                                    COMPANY       SUBSIDIARIES    SUBSIDIARIES    ELIMINATION    CONSOLIDATED
Assets
Current assets:
   Cash and cash equivalents...............     $      --        $   7,099       $      140      $      --      $   7,239
   Accounts receivable, net................            --           40,635            4,884             --         45,519
   Inventories, net........................            --           64,608           13,497             --         78,105
   Prepaid expenses and other current                  --            2,422              707             --          3,129
      assets...............................            --            -----              ---             --          -----

Total current assets.......................            --          114,764           19,228             --        133,992
Investment in subsidiaries.................      (103,443)              --               --        103,443             --
Intercompany receivable (payable) .........        15,000          (15,000)              --             --             --
Property, plant and equipment, net.........            --           45,802            1,992             --         47,794
Deferred financing fees....................            --           10,842               --             --         10,842
Pension assets.............................            --           32,187               --             --         32,187
Goodwill, net..............................            --            4,740               --             --          4,740
Other noncurrent assets....................            --            1,259              692             --          1,951
                                                       --            -----              ---             --          -----
Total assets...............................      $(88,443)        $194,594        $  21,912       $103,443       $231,506
                                                 =========        ========        ==========      ========       ========

Liabilities and stockholder's deficit Current liabilities:

   Accounts payable and accrued expenses...      $     --         $ 38,239        $   2,457       $     --       $ 40,696
   Accrued interest payable................            --            3,861               --             --          3,861
   Short-term debt and current portion of
      long-term debt.......................            --            6,405            7,804             --         14,209
   Income taxes payable....................            --            1,763              207             --          1,970
                                                       --            -----              ---             --          -----
Total current liabilities..................            --           50,268           10,468             --         60,736

Long-term debt and capital lease                       --          258,652              231             --        258,883
   obligations.............................
Other non-current liabilities..............            --              147               --             --            147
Redeemable preferred stock dividends                  637               --               --             --            637
   payable.................................

Commitments and contingencies:

Senior exchangeable preferred stock due 2010
  cumulative, $.01 par value: authorized
  4,950,000 shares, issued and outstanding
  599,145 shares (liquidation preference of
  $59,915).................................        58,329               --               --             --         58,329
Stockholder's deficit......................      (147,409)        (114,473)          11,213        103,443       (147,226)
                                                 ---------        ---------          ------        -------       ---------
Total liabilities and stockholder's deficit      $(88,443)        $194,594        $  21,912       $103,443       $231,506
                                                 =========        ========        =========       ========       ========

           SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                           THIRTEEN WEEKS ENDED JULY 1, 2000
                                (DOLLARS IN THOUSANDS)

                                                                            NON-
                                         PARENT        GUARANTOR         GUARANTOR
                                       COMPANY      SUBSIDIARIES        SUBSIDIARIES           ELIMINATION    CONSOLIDATED

Net sales.............................  $       --  $  38,856     $         --                $         --  $  38,856
Cost of goods sold....................          --     25,121               --                          --     25,121
                                                --     ------               --                          --     ------
Gross profit..........................          --     13,735               --                          --     13,735

Selling, general and administrative
   expenses...........................          --      8,397               45                          --      8,442
Restructuring and impairment charges..
                                                --         72               --                          --         72
                                                --         --               --                          --         --
Operating income (loss) from
   continuing operations..............          --      5,266              (45)                         --      5,221
Loss on investments in subsidiaries ..    (11,548)         --               --                      11,548         --
Interest expense, net.................          --      7,485              102                          --      7,587
Other expense, net....................          --         22               --                          --         22
                                                --         --               --                          --         --
Income (loss) from continuing
   operations before provision for
   income taxes.......................
                                          (11,548)     (2,241)            (147)                     11,548     (2,388)
Provision for income taxes............          --        303               --                          --        303
                                                --        ---               --                          --        ---
Income (loss) from continuing
   operations ........................    (11,548)     (2,544)            (147)                     11,548     (2,691)

Discontinued operations:
Loss from operations of discontinued
   segment............................          --     (5,255)             596                          --     (4,659)
Estimated loss on disposal of
   business segment and operating
   losses during the phase out period.

                                                --     (3,493)            (705)                         --     (4,198)
                                                --     -------            -----                         --     -------

Net loss..............................  $ (11,548)  $ (11,292)     $      (256)               $     11,548  $ (11,548)
                                          ========   ========             =====                   ========    ========


           SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                          THIRTEEN WEEKS ENDED JULY 3, 1999
                                 (DOLLARS IN THOUSANDS)

                                                                            NON-
                                         PARENT        GUARANTOR         GUARANTOR
                                        COMPANY      SUBSIDIARIES        SUBSIDIARIES           ELIMINATION    CONSOLIDATED

Net sales.............................    $     --  $  40,231      $        --                 $        --   $ 40,231
Cost of goods sold....................          --     25,057               --                          --     25,057
                                                --     ------               --                          --     ------
Gross profit..........................          --     15,174               --                          --     15,174

Selling, general and administrative
   expenses...........................          --      8,210               --                          --      8,210
                                                --
Restructuring Charges                                    (272)              --                                   (272)
                                                         -----              --                                   -----
Operating income (loss) from                    --      7,236               --                          --      7,236
   continuing operations..............
Loss on investments in subsidiaries ..     (4,524)         --               --                       4,524         --
Interest expense, net.................          --      6,234               --                          --      6,234
Other expense, net....................          --         13               --                          --         13
                                                --         --               --                          --         --
Income (loss) from continuing
   operations before provision for
   income taxes.......................     (4,524)        989               --                       4,524        989
Provision for income taxes............          --        286               --                          --        286
                                                --        ---               --                          --        ---
Income (loss) from continuing
   operations ........................     (4,524)        703               --                       4,524        703

Discontinued operations:
Loss from operations of discontinued
   segment............................          --     (4,351)            (876)                         --     (5,227)
                                                --     -------            -----                         --     -------

Net loss..............................  $  (4,524)  $  (3,648)     $      (876)                $     4,524  $  (4,524)
                                           =======     =======             =====                     =====    =======


         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      TWENTY-SIX WEEKS ENDED JULY 1, 2000
                             (DOLLARS IN THOUSANDS)

                                                                            NON-
                                         PARENT        GUARANTOR         GUARANTOR
                                        COMPANY      SUBSIDIARIES        SUBSIDIARIES        ELIMINATION     CONSOLIDATED

Net sales.............................    $     --  $  79,388      $                         $         --   $ 79,388
Cost of goods sold....................          --     50,684               --                         --     50,684
                                                --     ------               --                         --     ------
Gross profit..........................          --     28,704               --                         --     28,704

Selling, general and administrative
   expenses...........................          --     17,574               45                         --     17,619
Restructuring Charges.................
                                                --         72               --                         --         72
                                                --         --               --                         --         --
Operating income (loss) from
   continuing operations..............          --     11,058              (45)                        --     11,013
Loss on investment in subsidiaries....    (18,274)         --               --                     18,274         --
Interest expense, net.................          --     14,498              102                         --     14,600
Other expense, net....................          --         55               --                         --         55
                                                --         --               --                         --         --
Loss from continuing operations
   before reorganization costs and
   income taxes.......................    (18,274)     (3,495)            (147)                    18,274     (3,642)
Bankruptcy reorganization costs.......          --         --               --                         --         --
                                                --         --               --                         --         --
Income (loss) from continuing
   operations before provision for
   income taxes.......................    (18,274)     (3,495)            (147)                    18,274     (3,642)
Provision for income taxes............          --        497               --                         --        497
                                                --        ---               --                         --        ---
Loss from continuing operations ......    (18,274)     (3,992)            (147)                    18,274     (4,139)

Discontinued operations:
Loss from operations of discontinued
   segment............................          --    (10,634)             697                         --     (9,937)
Estimated loss on disposal of
   business segment and operating
   losses during the phase out period.          --     (3,493)            (705)                        --     (4,198)
                                                --     -------            -----                        --     -------

Net Loss..............................   $ (18,274) $ (18,119)      $     (155)               $    18,274  $ (18,274)
                                          =======     ========            =====                     =====    ========



          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                       TWENTY-SIX WEEKS ENDED JULY 3, 1999
                             (DOLLARS IN THOUSANDS)


                                                                            NON-
                                         PARENT        GUARANTOR         GUARANTOR
                                        COMPANY      SUBSIDIARIES        SUBSIDIARIES     ELIMINATION       CONSOLIDATED

Net sales.............................    $     --  $  76,189       $        --             $         --  $  76,189
Cost of goods sold....................          --     47,369                --                       --     47,369
                                                --     ------                --                       --     ------
Gross profit..........................          --     28,820                --                       --     28,820
Selling, general and administrative
   expenses...........................          --     16,465                --                       --     16,465
Restructuring Charges.................
                                                --       (272)               --                       --       (272)
                                                --       -----               --                       --      -----
Operating income (loss)...............          --     12,627                --                       --     12,627
Loss on investment in subsidiaries....
                                           (6,689)         --                --                    6,689         --
Interest expense, net.................          --     12,403                --                       --     12,403
Other expense, net....................          --         27                --                       --         27
                                                --         --                                          --        --
Loss before reorganization costs and
   income taxes.......................     (6,689)        197                --                    6,689        197
Bankruptcy reorganization costs.......          --         --                --                       --         --
                                                --         --                --                       --         --
Income (loss) before provision for
   income taxes.......................     (6,689)        197                --                    6,689        197
Provision for income taxes............          --        512                --                       --        512
                                                --        ---                --                       --        ---
Loss from continuing operations ......     (6,689)       (315)               --                    6,689       (315)

Discontinued operations:
Loss from operations of discontinued
   segment............................          --     (5,206)            (1,168)                      --    (6,374)
                                                --     -------            -------                      --    -------
Net Loss..............................  $  (6,689)  $  (5,521)      $    (1,168)                  $ 6,689  $ (6,689)
                                           ======      =======            =======                   =====    =======


          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                       TWENTY-SIX WEEKS ENDED JULY 1, 2000
                             (DOLLARS IN THOUSANDS)


                                                                               NON-
                                            PARENT        GUARANTOR         GUARANTOR
                                           COMPANY      SUBSIDIARIES        SUBSIDIARIES     ELIMINATION       CONSOLIDATED

Operating activities

Net loss................................   $ (18,274)    $    (18,119)      $        (155)     $    18,274     $     (18,274)
Adjustment to reconcile net loss to net
cash and cash equivalents provided by
(used in) operating activities:
  Loss on investments in subsidiaries...       18,274               --                 --          (18,274)               --
  Depreciation..........................           --            4,932                152              --              5,084
  Amortization..........................           --            1,102                 --              --              1,102
  Loss on disposal of assets............           --            4,864                 --              --              4,864
  Changes in operating assets and
    liabilities.............................       --             (270)                25              --              (245)
                                                   --           -------               ---              --              -----
Net cash and cash equivalents used in
operating activities....................           --           (7,491)                22              --            (7,469)

Investing activities

Purchase of fixed assets................           --           (2,952)               (22)             --            (2,974)
Proceeds on disposal of fixed assets....           --                5                                 --                 5
                                                   --             ----                 --              --             -----
Net cash and cash equivalents used in
investing activities....................           --           (2,947)               (22)             --            (2,969)

Financing activities

Net borrowing under line-of-credit agreements      --            6,235                  --             --             6,235
Principal payments on long term debt....           --               --                  --             --                --
Principal payments on long note (CAT)...           --             (393)                 --             --              (393)
Principal payments on capital leases....           --               --                  --             --                --
                                                   --               --                  --             --                --
Net cash and cash equivalents provided
by financing activities.................           --            5,842                  --             --             5,842
Effect of exchange rate changes on cash.           --               --                  --             --                --
                                                   --               --                  --             --                --

Net change in cash and cash equivalents.           --           (4,596)                 --             --            (4,596)

Cash and cash equivalents at beginning
year.................................              --            7,231                   8             --             7,239
                                                   --            -----                   -             --             -----
Cash and cash equivalents at end of period    $    --     $      2,635             $     8      $      --      $      2,643
                                                =====          =======             =======          =======          ======



          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                       TWENTY-SIX WEEKS ENDED JULY 3, 1999
                             (DOLLARS IN THOUSANDS)


                                                                               NON-
                                            PARENT        GUARANTOR         GUARANTOR
                                          COMPANY      SUBSIDIARIES        SUBSIDIARIES        ELIMINATION  CONSOLIDATED

Operating activities

Net loss................................    $ (6,689)     $    (5,521)      $      (1,168)     $     6,689     $      (6,689)
Adjustment to reconcile net loss to net
cash and cash equivalents provided by
(used in) operating activities:
  Loss on investments in subsidiaries...       6,689               --                  --           (6,689)               --
  Depreciation..........................          --            4,727                 155               --             4,882
  Amortization..........................          --              791                  --               --               791
  Loss on disposal of assets............          --             (129)                 --               --              (129)
  Changes in operating assets and
    liabilities.............................      --           (6,597)             (3,114)              --            (9,711)
                                                  --           -------             -------              --            -------
Net cash and cash equivalents used in
operating activities....................          --           (6,729)             (4,127)              --           (10,856)

Investing activities

Purchase of fixed assets................          --           (5,263)                 (5)              --            (5,268)
Proceeds on disposal of fixed assets....          --            1,102                   1               --             1,103
                                                  --           -------                  --              --             -----
Net cash and cash equivalents used in
investing activities....................          --           (4,161)                 (4)              --            (4,165)

Financing activities

Net borrowings under line-of-credit               --           11,000               3,818               --            14,818
agreement
Principal payments on long term debt....          --           (1,300)                 --               --            (1,300)
Principal payments on capital leases....          --               --                  (5)              --                (5)
                                                  --               --                  ---              --                ---
Net cash and cash equivalents provided
by financing activities.................          --            9,700               3,813               --            13,513
Effect of foreign currency translation..          --               --                   1               --                 1
                                                  --               --                  --               --                --

Net change in cash and cash equivalents.          --           (1,190)               (317)              --            (1,507)

Cash and cash equivalents at beginning
of year.................................          --            2,396                 472               --             2,868
                                                  --            -----                 ---               --             -----
Cash and cash equivalents at end of period    $   --     $      1,206       $         155      $        --      $      1,361
                                                  ==            =====                 ===               ==             =====





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


On June 13, 2000, Phillips-Van Heusen Corporation, ("PVH"), and the Company announced an agreement (the "Agreement") for PVH to license the Arrow brand for men's and boy's dress shirts and sportswear in the United States. In addition, PVH and the Company agreed in principle for PVH to acquire the stock of Cluett Designer Group, Inc., the licensee for Kenneth Cole dress shirts ("CDG"). The closing of these transactions was subject to certain limited conditions and governmental approvals. In conjunction with the Agreement, the Company approved a plan to discontinue the Shirt Group segment's manufacturing and distribution operations (the "Operations").

On July 24, 2000, the transactions contemplated by the Agreement, including the Purchase and Sale Agreement among Cluett, Peabody & Co., Inc. ("CP"), Cluett, Peabody Canada, Inc.("CP Canada"), Arrow Factory Stores Inc. ("AFS"), CDG, Consumer Direct Corporation ("CDC"), Cluett, Peabody Holding Corp.("Holding"), and PVH, (the "Purchase and Sale Agreement") and the Share Purchase Agreement among CP, CDG, Bidermann Tailored Clothing Inc.("BTC"), and PVH (the "Share Purchase Agreement") were closed. Each of the parties to the Purchase and Sale Agreement and the Share Purchase Agreement other than PVH and CDG is, and prior to the closing CDG was, a wholly-owned subsidiary of the Company.

Pursuant to the Purchase and Sale Agreement, (i) all of the outstanding shares of capital stock of C.A.T. Industrial S.A. de C.V., ("C.A.T") a corporation organized under the laws of Honduras, were sold to PVH by CP, AFS, CDG, CDC and Holding, (ii) PVH purchased all of CP's and AFS's right, title and interest in and to certain of the other assets (principally inventory) of CP and AFS used primarily by CP and AFS in their Arrow label and private label men's and boy's dress and sport shirt businesses and their Arrow factory outlet operations in the United States and (iii) PVH purchased all of CP Canada's right, title and interest in and to Arrow label dress and sport shirt inventory used in CP Canada's United States "Career Apparel" business. Pursuant to the Share Purchase Agreement, all of the outstanding shares of capital stock of CDG were sold by CP and BTC to PVH.

The aggregate purchase price paid by PVH pursuant to the Purchase and Sale Agreement and the Share Purchase Agreement for the stock and assets referred to above was approximately $48.9 million in cash plus the assumption of $2.1 million of debt related to C.A.T., calculated as set forth in, and subject to adjustment pursuant to, Article 3 of each of the Purchase and Sale Agreement and the Share Purchase Agreement. The Company has deposited in escrow $2.0 million, which is subject final inventory adjustment. The company has irrevocably and unconditionally guaranteed the payment of any amount payable by CP or BTC to PVH under each Agreement which is not paid by CP or BTC when due, including pursuant to the purchase price adjustment and indemnification provisions of the Agreements.

Pursuant to the Purchase and Sale Agreement, the Trademark License Agreement, dated July 24, 2000, by and between Cluett Peabody Resources Corporation, a Delaware corporation and a wholly-owned subsidiary of the Company ("CPR"), CP and PVH was executed and delivered. Pursuant to the Trademark License Agreement, CP granted to PVH an exclusive license to use trademarks related to CP's "Arrow" clothing line in the United States and its territories and possessions in connection with its manufacture, advertising, marketing, promotion, distribution, offer to sell and sale of men's and boys' dress shirts, sports shirts (including knit, woven and all forms of fleece), pants, shorts and sweaters in certain specified channels of trade, including the Internet. CP also granted to PVH the right to operate websites that use URLs that incorporate the licensed trademarks. The Trademark License Agreement requires PVH to pay a $5.0 million minimum guaranteed annual royalty fee to CP, subject to increases based on the achievement by PVH of certain sales targets. The initial term of the license expires on June 30, 2007; however, PVH has the option to renew the Trademark License Agreement for two additional five-year terms, provided it meets certain conditions.

The Company used the proceeds from the Purchase and Sale Agreement, the Share Purchase Agreement and the Trademark License Agreement (collectively referred to as the "Transactions") to repay outstanding borrowings under its Senior Credit Facility and CP Canada's Credit Facility.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Company expects to complete the disposition of the remaining net assets of the Operations through sale by December 31, 2000 and accordingly, has reflected the Operations as discontinued in the accompanying statements of operations. Additionally, at July 1, 2000 the net assets of the Operations are classified as held for sale in the accompanying balance sheet and are comprised of the following:

As a result of the Transactions, the Company recorded a $4.5 million impairment charge in June, 2000 to adjust the carrying value of goodwill to its fair market value based upon actual consideration received from the Transactions. The impairment charge is included as a component of the Company's loss from operations of discontinued segment in the accompanying Statement of Operations. The $4.2 million loss on disposal of the Operations includes $0.4 million of operating losses incurred from June 13, 2000 through July 1, 2000, and $2.0 million of estimated operating losses from July 2, 2000 through December 31, 2000. Included in Accounts Payable and Accrued Expenses at July 1, 2000 is an accrual of $10.6 million for costs directly associated with the disposal of the Operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations: Thirteen weeks ended July 1, 2000 vs. July 3, 1999

The following table is derived from the Company's Condensed Consolidated Statements of Operations and sets forth, for the period indicated, net sales, gross profit, income from continuing operations, interest expense, loss on discontinued operations and net loss of the Company:


                                                                                    Thirteen weeks ended
                                                                                   July 1,       July 3,
                                                                                    2000           1999
                                                                               ------------------------------
                                                                                   (Dollars In Thousands)

Net sales.................................................................        $ 38,856        $40,231
Gross profit..............................................................          13,735         15,174
Income from continuing operations ........................................           5,221          7,236
Interest expense .........................................................           7,587          6,234
Loss on discontinued operations ..........................................          (8,857)        (5,227)
Net loss..................................................................        $(11,548)       $(4,524)



Net Sales: For the thirteen weeks ended July 1, 2000 (the "2000 Quarter") net sales from continuing operations declined $1.4 million to $38.9 million compared to $40.2 million for the same period last year. Timing of sales at the Sock Group accounts for virtually all of the year-over-year decline; as will be discussed below, first half sales at the Sock Group are up $3.2 million year-over-year following a 13.7% increase in the first quarter 2000. Net sales in the Licensing Group were flat at $1.5 million for the quarter.

Gross Profit: For the 2000 Quarter, gross profit decreased to $13.7 million from $15.2 million for the thirteen weeks ended July 3, 1999 (the "1999 Quarter"). Gross margin at the Sock Group decreased from 35.4% in the 1999 Quarter to 32.7% in the 2000 Quarter. The $1.5 million gross profit decline is due to lower volume in the second quarter of $.5 million and product mix deterioration of $1 million.

Income from Continuing Operations: The Company's income from continuing operations for the 2000 Quarter decreased $2.0 million to $5.2 million compared to $7.2 million for the 1999 Quarter. This change is due to the decline in gross profit discussed above. In addition, the Sock Group initiated a packaging change in 2000 for its Gold Toe products; costs associated with this initiative approximated $0.6 million in the 2000 Quarter.

Interest expense: Interest expense increased $1.4 million for the 2000 Quarter as a result of increased debt levels and higher interest rates.

Loss on discontinued operations: In connection with the Company's decision to discontinue the Shirt Group segment's manufacturing and distribution operations, the Company reclassified operating losses for this segment as loss on discontinued operations. For the 2000 Quarter, operating losses for this segment were $8.9 million, which included a goodwill impairment charge of $4.5 million and estimated operating losses of $2.3 million during the phase out period. For the 1999 Quarter, operating losses for this segment were $4.7 million.

Net loss: Net loss for 2000 Quarter increased $7.0 million to $11.5 million compared to a $4.5 million loss for the 1999 Quarter. The increase was primarily related to impairment charges and estimated operating losses from the discontinued segment, gross profit decreases in the Sock Group and higher interest expense for the period, all as discussed above.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations: Twenty-six weeks ended July 1, 2000 vs. July 3, 1999

The following table is derived from the Company's Condensed Consolidated Statements of Operations and sets forth, for the period indicated, net sales, gross profit, income from continuing operations, interest expense, loss on discontinued operations and net loss of the Company:


                                                                                   Twenty-six weeks ended
                                                                                   July 1,        July 3,
                                                                                    2000           1999
                                                                               ------------------------------
                                                                                   (Dollars In Thousands)

Net sales.................................................................        $ 79,388        $76,189
Gross profit..............................................................          28,704         28,820
Income from continuing operations.........................................          11,013         12,627
Interest expense .........................................................          14,600         12,403
Loss on discontinued operations ..........................................         (14,135)        (6,374)
Net loss..................................................................        $(18,274)       $(6,689)


Net Sales: For the twenty-six weeks ended July 1, 2000 (the "2000 Period"), net sales for reportable segments were up 4.2% versus the prior year. The Sock Group recorded a 4.5% first half net sales increase, or $3.2 million, versus the same period last year, driven by volume. Licensing revenue for the period was down modestly to $3.1 million from $3.3 million in the prior-year period.

Gross Profit: For the 2000 Period, gross profit was essentially flat as the Sock Group's increased sales volume was offset by its first half gross margin decline, from 35.0% to 33.4% of net sales year over year. As was previously stated, this margin decline is due to product mix deterioration, or higher sales volumes of lower margin product.

Income from Continuing Operations: The Company's income from continuing operations declined to $11.0 million from $12.6 million for the 2000 Period, primarily due to increased promotional expense at the Sock Group resulting from a new Gold Toe packaging initiative, launched in 2000.

Interest expense: Interest expense increased $2.2 million for the 2000 Period as a result of increased debt levels and higher prevailing interest rates.

Loss on discontinued operations: In connection with the Company's decision to discontinue the Shirt Group segment's manufacturing and distribution operations, the Company reclassified operating losses for this segment as loss on discontinued operations. For the 2000 Period, operating losses for this segment were $14.1 million, which included a goodwill impairment charge of $4.5 million and estimated operating losses of $2.3 million during the phase out period.

Net loss: Net loss for 2000 Period increased $11.6 million to $18.3 million compared to a $6.7 million loss for the 1999 Period. The increase was primarily related to estimated operating losses from the discontinued segment, impairment charges, higher interest expense for the period and higher promotional costs in the Sock Group, all as discussed above.

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

In 1999, the Company obtained a revolving credit facility ( the "Additional Revolver") which is guaranteed by Vestar and bears interest, at the Company's option, at either the Eurodollar rate plus 1.5% or the Prime rate plus 0.5%. This facility was originally set to expire on December 31, 2000.

On March 29, 2000, the Additional Revolver was increased to $12.0 million and was incorporated into the Senior Credit Facility as Tranche C (the "Tranche C Loan"). During the 2000 Quarter, the Tranche C Loan was increased to $28.3 million. Borrowings under the Tranche C Loan are due and payable on December 31, 2001 and are guaranteed by Vestar.

The Company's liquidity needs arise primarily from debt service on the indebtedness and the funding of working capital and capital expenditures. As of July 1, 2000, the Company had outstanding $275.0 million of debt consisting of $125.0 million in senior subordinated notes, a Senior Credit Facility consisting of a $35.5 million term A loan, a $53.4 million term B loan, $35.0 million in revolving credit borrowings and $19.9 million in Tranche C Loans and $6.1 million in Canadian revolving credit borrowings. For the 2000 Quarter, the Company had a net decrease in revolving credit borrowings of $1.3 million and repaid $15.3 million in term loans and notes payable. As a result of the Transactions that were completed on July 24, 2000, the Company permanently reduced the Term A Loan, the Term B Loan and the Tranche C Loans by $6.8 million, $9.4 million and $8.7 million, respectively. In addition, the Company made payments on the revolving credit borrowings, without a permanent reduction in the revolving credit committed amounts and net of expense associated with the Transactions of $13.3 million. The Canadian revolving credit facility was paid down $1.1 million.

On May 12, 2000, the Company formed a special purpose non-guarantee subsidiary for the purpose of accounts receivable sales transactions allowed under the Senior Credit Facility. The Company has the right, but not the obligation, to sell up to $24.0 million of accounts receivable on or before June 30, 2000. On May 12, 2000 and June 29, 2000, the Company sold approximately $6.4 million and $8.2 million of accounts receivable, respectively.

Cash Flows

Cash and cash equivalents decreased to $2.6 million at July 1, 2000 from $7.2 million at December 31, 1999 as a result of $5.9 million and $3.0 million in net cash used in operating and investing activities, respectively. These cash uses were offset by $5.8 million in net cash provided by financing activities. Net cash used in operating activities resulted primarily from the Company's $18.3 million net loss and a $11.7 million increase in inventories offset by $6.2 million in non-cash depreciation and amortization charges, $4.9 million in impairment and non-cash losses associated with assets held for sale, a $5.8 million reduction in accounts receivable and a $7.8 million increase in accounts payable and accrued expense. Net cash used in investing activities resulted from $3.0 million in capital expenditures. Net cash provided by financing activities resulted primarily from $22.5 million in proceeds on credit facility borrowings offset by a $16.2 million principal payments on the Company's Long-term debt.

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

On March 29, 2000, the Senior Credit Facility and the Investment and Deposit agreement were amended. The March 2000 amendment requires (i) Vestar to infuse up to $30 million of new capital into the Company and (ii) the Company to make $20 million in additional principal payments on the Senior Credit Facilities between June 30, 2000 (or in certain circumstances August 31, 2000) and December 31, 2000 if certain financial ratios are not met by June 30, 2000. As of July 1, 2000, the Company was in compliance with all financial covenants. Additionally, on July 24, 2000, the Company satisfied all requirements under the March 2000 amendments, and as such, Vestar's requirement to infuse up to $30 million of new capital and the Company's requirement to make $20 million in additional principal payments on the Senior Credit Facilities have been extinguished.

Capital Expenditures

Capital spending for the 2000 Period was $3.0 million and related primarily to general improvements to the Company's manufacturing facilities. Total capital spending for 2000 is expected to be $5.5 million and also relates primarily to general improvements to the Company's manufacturing facilities.

Financing Sources and Cash Flows

At July 1, 2000 the Company had $2.6 million in cash and cash equivalents and additional availability of $10.3 million under the revolving credit facilities included in the Senior Credit Facility, after consideration of $11.7 million in open trade letters of credit and $1.4 million of stand-by letters of credit. At July 1, 2000, the Company also had additional availability of $2.3 million under the Canadian revolving credit facility, after consideration of $1.7 million in open trade letters of credit.

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

Cautionary Statement Regarding Forward-Looking Statements

The Quarterly Report on Form 10-Q contains certain statements which describe the Company's beliefs concerning future business conditions and the outlook for the Company based on currently available information. The preceding Management's Discussion and Analysis contains forward-looking statements regarding the Company's performance, liquidity and the adequacy of its capital resources. These forward looking statements are subject to risks, uncertainties and other factors which could cause the Company's actual results, performance or achievement to differ materially from those expressed in, or implied by these statements. As a result, the Company cautions that the forward-looking statements are qualified by the financial strength of the retail industry, the risks of increased competition from other manufacturers of men's dress shirts and socks, shifting consumer demand, changing consumer credit markets and general economic conditions, hiring and retaining effective team members, sourcing merchandise from domestic and international vendors, and other risks and uncertainties. Therefore, while management believes that there is a reasonable basis for the forward-looking statements, undue reliance should not be placed on those statements.

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

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended July 1, 2000.

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

    (3)      List of Exhibits

(b) The Company filed reports on Form 8-K on June 13, 2000 and July 25, 2000 and subsequently filed reports on Form 8-K/A on August 8, 2000.

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

10.2.9 Amended and Restated Investment and Deposit Agreement between Vestar Capital Partners III, L.P. and Bank of America dated March 29, 2000 ((incorporated by reference to Exhibit 10.2.9 to the Company's Annual Report on Form 10-K (Reg NO. 333-58059) filed on March 30, 2000).

*10.2.9.1 Six Amendment to Credit Agreement and Waiver dated June 30, 2000 by and among Cluett American Corp., Cluett American Investment Corp., Cluett American Group, Inc. and certain subsidiaries, the Existing Lender, New Lender, and agents filed herewith as Exhibit 10.2.9.1.

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

10.16 Limited Liability Company Agreement of Cluett American Receivables, LLC, entered into by Great American Knitting Mills, Inc. as the sole equity member and Dwight Jenkins and Lori Rezza as the special members (incorporate by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q (Reg No. 333-58059) filed on May 16, 2000).

10.16.1 Receivable Transfer Agreement dated May 12, 2000 between Great American Knitting Mills, Inc. and Cluett American Receivables, LLC (incorporate by reference to Exhibit 10.16.1 to the Company's Quarterly Report on Form 10-Q (Reg No. 333-58059) filed on May 16, 2000).

10.16.2 Receivable Purchase Agreement entered into between Cluett American Receivable, LLC and Banc of America Commercial Corp. dated May 12, 2000 (incorporate by reference to Exhibit 10.16.2 to the Company's Quarterly Report on Form 10-Q (Reg No. 333-58059) filed on May 16, 2000).

10.16.3 Partial Release Agreement dated May 12, 2000, by and among Bank of America, N.A. f/k/a/ Nationsbank, N.A. as agent for the Lenders under the Credit Agreement, Great American Knitting Mills, Inc. and Cluett American Corp. (incorporate by reference to Exhibit 10.16.3 to the Company's Quarterly Report on Form 10-Q (Reg No. 333-58059) filed on May 16, 2000).

10.16.4 Guarantee Agreement dated May 12, 2000 made by Cluett American Corp. (incorporate by reference to Exhibit 10.16.4 to the Company's Quarterly Report on Form 10-Q (Reg No. 333-58059) filed on May 16, 2000).

10.16.5 Repurchase Agreement dated May 12, 2000 made by Vestar Capital Partners III, L.P. in favor of Banc of America Commercial Corporation (incorporate by reference to Exhibit 10.16.5 to the Company's Quarterly Report on Form 10-Q (Reg No. 333-58059) filed on May 16, 2000).

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

                                        CLUETT AMERICAN CORP.
                                        (Registrant)


August 14, 2000                          /s/ Bryan P. Marsal
                                         ---------------------------------------
                                             Bryan P. Marsal
                                             Director, President and Chief
                                               Executive Officer



August 14, 2000                         /s/ W. Todd Walter
                                        ----------------------------------------
                                            W. Todd Walter
                                            Vice President and  Chief Financial
                                              Officer

Item 6 (d). Financial Statement Schedules

                                   SCHEDULE II
                              CLUETT AMERICAN CORP.
                        VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)


COLUMN A                               COLUMN B                  COLUMN C                   COLUMN D        COLUMN E
                                                                ADDITIONS

                                      BALANCE AT       CHARGED TO        CHARGED TO                          BALANCE
                                      BEGINNING         COSTS AND           OTHER                            AT END
DESCRIPTION                           OF PERIOD         EXPENSES          ACCOUNTS         DEDUCTIONS       OF PERIOD
-----------                           ---------         --------          --------         ----------       ---------

Period Ended April 1, 2000:

    Deductions from asset accounts:
     Allowance for doubtful accounts    $ 1,620          $  234           $   --          $  106 (1)         $ 1,748
     Customer allowances                  8,554           3,220               --           3,865 (1)           7,909
     Inventory reserves                   2,622           2,150               --           1,283 (1)           3,489
                                          -----           -----             ----           ---------           -----
           Total                        $12,796          $5,604           $   --          $5,254 (1)         $13,146
                                        =======          ======            =====         ===========         =======

Period Ended July 1, 2000:

    Deductions from asset  accounts:
     Allowance for doubtful accounts    $ 1,748          $  167           $   --          $   19 (1)         $ 1,896
     Customer allowances                  7,909           3,832               --           1,369 (1)          10,372
     Inventory reserves                   3,489             833               --           2,539 (1)           1,783
                                          -----            ----             ----          ----------           -----
           Total                        $13,146          $4,832           $   --          $3,927 (1)         $14,051
                                        =======          ======          =======         ===========         =======


(1) Write offs, net of recoveries.