Form 10-Q
period 2000-09-30
CLUETT AMERICAN CORP
filed 2000-11-14
CIK 1064435

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2000

                                       OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d)of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes   X    No


No stock is held by any non-affiliates of the registrant as of September 30,2000

                     Cluett American Corp. and Subsidiaries
                                TABLE OF CONTENTS


                  PART I - FINANCIAL INFORMATION


                                                                                                        Page

Report of Independent Auditors'                                                                         3

Condensed Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999                   F-1

Condensed Consolidated Statements of Operations for the thirteen and thirty-nine weeks ended September 30, 2000 and October 2, 1999 (not covered by Auditors'
Report) F-2

Condensed Consolidated  Statements of Cash Flows for the thirty-nine weeks ended
September 30, 2000 and October 2, 1999 (not covered by Auditors' Report) F-3

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



                REPORT OF DELOITTE & TOUCHE, INDEPENDENT AUDITORS


Board of Directors and Stockholder
Cluett American Corp. and Subsidiaries

We have reviewed the accompanying condensed consolidated balance sheet of Cluett American Corp. and subsidiaries as of September 30, 2000, and the related condensed consolidated statements of operations and cash flows for the thirteen and thirty nine-week periods ended September 30, 2000. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 1999, and the related consolidated statements of operations, stockholder's equity and cash flows for the year then ended (not presented herein); and in our report dated March 29, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                            /s/ Deloitte & Touche LLP


Atlanta, Georgia
November 10, 2000

                                                    F-1
                      Condensed Consolidated Balance Sheets
                  (Dollars In Thousands, except per share data)

                                                                                 September   December 31,
                                                                                    30,          1999
                                                                                   2000
                                                                               ----------------------------
                                                                               (Unaudited)    (Note 1)

                                   Assets

Current assets:
   Cash and cash equivalents..........................................           $  4,198     $  7,239
   Accounts receivable, net...........................................             40,434       45,519
   Inventories, net ..................................................             42,980       78,105
   Net assets held for sale ..........................................             20,134           --
   Prepaid expenses and other current assets..........................              2,578        3,129
                                                                                -----------------------
Total current assets..................................................            110,324      133,992

Property, plant and equipment, net....................................             27,844       47,794
Pension assets........................................................             26,472       32,187
Deferred financing fees...............................................             10,412       10,842
Goodwill, net.........................................................                 --        4,740
Due from Parent.......................................................                157           --
Other noncurrent assets...............................................              1,194        1,951
                                                                                -----------------------
Total assets..........................................................           $176,403     $231,506
                                                                                =======================


                  Liabilities and stockholder's deficit

Current liabilities:

   Accounts payable and accrued expenses..............................           $ 38,342    $  40,696
   Accrued interest payable...........................................              9,742        3,861
   Short-term debt and current portion of long-term debt..............             24,472       14,209
   Income taxes payable...............................................              1,795        1,970
                                                                                -----------------------
Total current liabilities.............................................             74,351       60,736
Long-term debt and capital lease obligations..........................            213,523      258,883
Dividends payable.....................................................              2,707          637
Other non-current liabilities.........................................                157          147

Senior Exchangeable Preferred Stock Due 2010, cumulative, $.01 par value:
   authorized 4,950,000, issued and outstanding 636,592 shares in 2000 and 599,145 shares in 1999 (liquidation preference of $63,659 in 2000
   and $59,915 in 1999)                                                            62,154       58,329

Stockholder's deficit:

   Common stock, $1 par value: authorized, issued and outstanding 1,000
      shares..........................................................                  1            1
   Additional paid-in capital.........................................            129,205      135,100
   Accumulated (deficit)..............................................           (305,088)    (282,046)
   Other comprehensive (loss).........................................               (607)        (281)
                                                                                ------------------------
Total stockholder's (deficit).........................................           (176,489)    (147,226)
                                                                                ------------------------
Total liabilities and stockholder's (deficit).........................           $176,403    $ 231,506
                                                                                ========================

                             See accompanying notes.

           Condensed Consolidated Statements of Operations (Unaudited)
                             (Dollars In Thousands)

                                                             Thirteen weeks ended              Thirty-nine weeks ended
                                                          September 30,     October 2,       September 30,      October 2,
                                                                   2000           1999                2000            1999
                                                        ---------------- --------------     --------------- ---------------

                                                                          Not covered                        Not covered
                                                                         by Auditors'                        by Auditors'
                                                                            Report                              Report

Net sales..........................................             $47,427        $43,389            $126,109        $118,824
Cost of goods sold.................................              30,213         27,948              80,191          74,563
                                                        ---------------- --------------     --------------- ---------------
Gross profit.......................................              17,214         15,441              45,918          44,261

Selling, general and administrative expenses.......              16,192          7,485              33,811          23,950
Restructuring and impairment (income)/charges......               (221)            819               (149)             547
                                                        ---------------- --------------     --------------- ---------------
Operating income from continuing operations........               1,243          7,137              12,256          19,764
Interest expense, net..............................               6,527          6,478              21,127          18,881
Other expense, net.................................                  59              2                 114              29
                                                        ---------------- --------------     --------------- ---------------
Income (loss) from continuing operations before
   provision for income taxes......................             (5,343)            657             (8,985)             854
Provision for income taxes.........................                 301            167                 798             679
                                                        ---------------- --------------     --------------- ---------------
Income (loss) from continuing operations ..........             (5,644)            490             (9,783)             175

Discontinued operations:
     Loss from operations of discontinued segment                    --        (5,429)             (9,937)        (11,803)
     Income/(loss) on disposition of business
      segment, including provision of $1,736 and
      $(646) for phase-period operating
      income(losses) during the thirteen and
      thirty-nine week periods ended September 30,
      2000, respectively...........................                876             --              (3,322)             --
                                                        ---------------- --------------     --------------- ---------------
Net (loss).........................................            $(4,768)       $(4,939)           $(23,042)       $(11,628)
                                                        ================ ==============     =============== ===============





                             See accompanying notes.

           Condensed Consolidated Statements of Cash Flows (Unaudited)
                             (Dollars in Thousands)

                                                                             Thirty-nine weeks ended
                                                                             September 30,  October 2,
                                                                                 2000          1999
                                                                             ----------------------------
                                                                                           Not covered
                                                                                          by Auditors'
                                                                                             Report
Operating activities
Net loss...........................................................            $(23,042)   $  (11,628)
Adjustment to reconcile net loss  to net cash and cash equivalents used in (provided by) operating activities:
   Depreciation....................................................               6,838         7,225
   Deferred finance amortization...................................               1,296         1,235
   Goodwill amortization...........................................                 250            --
   Write-down of property, plant and equipment.....................                  54           360
    Goodwill impairment loss.......................................               4,497            --
   Loss/(gain) on disposal of fixed assets.........................                   7           (57)
   Loss on disposition of segment..................................               2,676            --

Changes in operating  assets and  liabilities,  net of effects of disposition of net assets held for sale:
   Accounts receivable.............................................               4,878        (4,229)
   Inventories.....................................................             (23,306)      (13,932)
   Prepaid expenses and other current assets.......................                 718           282
   Pension and other non-current assets............................               4,046        (1,751)
    Assets held for sale...........................................               1,488            --
    Due from parent................................................                (157)           --
   Accounts payable and accrued expenses...........................              (5,584)       (1,762)
   Income taxes payable............................................                (175)          352
   Other liabilities...............................................                 354           744
   Effect of changes in foreign currency...........................                (166)          763
                                                                            ----------------------------
Net cash and cash equivalents used in operating activities.........             (25,328)      (22,398)

Investing activities
Purchase of property, plant and equipment..........................              (3,733)       (8,168)
Purchase of CAT, net of cash acquired..............................                  --        (4,954)
Proceeds on disposition of net assets held for sale................              51,180            --
Proceeds on disposal of property, plant and equipment..............                  12         1,115
                                                                            ----------------------------
Net cash and cash equivalents provided by (used in) investing
   activities......................................................              47,459       (12,007)

Financing activities
Principal payments under long-term debt ...........................             (33,076)       (2,634)
Net borrowings under line-of-credit agreement .....................               8,309        38,352
(Repayments)/Borrowings on long-term note (CAT)....................                (393)        2,881
Principal payments under capital lease obligation..................                 (12)          (11)
                                                                            ----------------------------
Net cash and cash equivalents (used in) provided by financing
   activities......................................................             (25,172)       38,588

Effect of exchange rate changes on cash............................                  --            11
                                                                            ----------------------------
Net (decrease) increase in cash and cash equivalents...............              (3,041)        4,194
Cash and cash equivalents at beginning of period...................               7,239         2,868
                                                                            ----------------------------
Cash and cash equivalents at end of period.........................             $ 4,198     $   7,062
                                                                            ============================

                             See accompanying notes.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Cluett American Corp. and Subsidiaries, (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen-week and thirty-nine week periods ended September 30, 2000 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2000.

The Balance Sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

The Company uses a 5-4-4 week fiscal quarter whereby the fiscal quarter ends on the Saturday nearest the end of the calendar quarter, which accordingly was September 30, 2000 and October 2, 1999, respectively.

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

On July 24, 2000, the transactions contemplated by the Agreement, including the Purchase and Sale Agreement among Cluett, Peabody & Co., Inc. ("CP"), Cluett, Peabody Canada, Inc. ("CP Canada"), Arrow Factory Stores Inc. ("AFS"), CDG, Consumer Direct Corporation ("CDC"), Cluett, Peabody Holding Corp. ("Holding"), and PVH, (the "Purchase and Sale Agreement") and the Share Purchase Agreement among CP, CDG, Bidermann Tailored Clothing Inc. ("BTC"), and PVH (the "Share Purchase Agreement") were closed. Each of the parties to the Purchase and Sale Agreement and the Share Purchase Agreement other than PVH and CDG is, and prior to the closing CDG was, a wholly-owned subsidiary of the Company.

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

The aggregate purchase price paid by PVH pursuant to the Purchase and Sale Agreement and the Share Purchase Agreement for the stock and assets referred to above was approximately $51.2 million in cash plus the assumption of $2.1 million of debt related to C.A.T., calculated as set forth in, and subject to adjustment pursuant to, Article 3 of each of the Purchase and Sale Agreement and the Share Purchase Agreement. The Company has deposited in escrow $2.0 million of the above noted cash consideration, which is subject to final inventory adjustment. The Company has irrevocably and unconditionally guaranteed the payment of any amount payable by CP or BTC to PVH under each Agreement which is not paid by CP or BTC when due, including pursuant to the purchase price adjustment and indemnification provisions of the Agreements.

Pursuant to the Purchase and Sale Agreement, the Trademark License Agreement, dated July 24, 2000, by and between Cluett Peabody Resources Corporation, a Delaware corporation and a wholly-owned subsidiary of the Company ("CPR"), CP and PVH was executed and delivered. Pursuant to the Trademark License Agreement, CP granted to PVH an exclusive license to use trademarks related to CP's "Arrow" clothing line in the United States and its territories and possessions in connection with its manufacture, advertising, marketing, promotion, distribution, offer to sell and sale of men's and boys' dress shirts, sports shirts (including knit, woven and all forms of fleece), pants, shorts and sweaters in certain specified channels of trade, including the Internet. CP also granted to PVH the right to operate websites that use URLs that incorporate the licensed trademarks. The Trademark License Agreement with PVH provides for a $5.0 million minimum guaranteed annual royalty fee to be paid to CP, subject to increases based on the achievement by PVH of certain sales targets. The initial term of the license expires on June 30, 2007; however, PVH has the option to renew the Trademark License Agreement for two additional five-year terms, provided it meets certain conditions.

The Company used $39.3 million of the net proceeds from the Purchase and Sale Agreement, the Share Purchase Agreement and the Trademark License Agreement (collectively referred to as the "Transactions") to repay outstanding borrowings under its Senior Credit Facility and CP Canada's Credit Facility.

The Company expects to complete the disposition of the remaining net assets of the Operations through sale by December 31, 2000 and accordingly, has reflected the Operations as discontinued in the accompanying statements of operations. Additionally, at September 30, 2000 the net assets of the Operations are classified as held for sale in the accompanying balance sheet and are comprised of the following:

                                                                      September
                                                                      30, 2000
                                                                     ----------
       Assets:
         Inventories, net                                              $10,249
         Property, plant & equipment, net                               16,066
                                                                        ------
            Total assets                                                26,315

       Liabilities:
         Canadian revolving facility                                     6,181
                                                                         -----
            Total liabilities                                            6,181

              Net assets held for sale                                 $20,134
                                                                       =======

As a result of the Transactions, the Company recorded a $4.5 million impairment charge in June, 2000 to adjust the carrying value of goodwill to its fair market value based upon actual consideration received from the Transactions (Note 6). The impairment charge is included as a component of the Company's loss from operations of discontinued segment in the accompanying Statement of Operations. The $3.3 million loss on disposition of discontinued segment for the thirty-nine weeks ending September 30, 2000 consists of a $2.7 million loss on disposition and $0.6 million in operating losses during the phase out period. The $0.6 million in operating losses during the phase out period consist of $0.2 million of operating income incurred from June 13, 2000 through September 30, 2000, offset against $0.8 million of estimated operating losses from October 1, 2000 through December 31, 2000. In conjunction with the disposition, the Company incurred $10.3 million in restructuring charges.

Net sales of the above noted entities for the thirteen and thirty-nine weeks ended September 30, 2000 and October 2, 1999 are as follows:

                  Thirteen weeks ended            Thirty-nine weeks ended
                September 30,   October 2,      September 30,     October 2,
                2000            1999             2000             1999
               --------------  -----------      -------------     ----------

Net sales       $ 12,256        $ 44,049        $ 108,136         $ 128,932

3. Inventories

Inventories from continuing operations consist of the following at the specified date:

                                             September 30,       December 31,
                                             2000                1999
                                             -------------       ------------
                                                  (Dollars In Thousands)

Finished goods                                 $36,249            $60,854
Work in process                                  2,657              8,260
Raw materials and supplies                       4,557             11,613
                                             -------------       ------------
                                                43,463             80,727
Less: Allowance for obsolete and slow moving
inventory                                         (483)            (2,622)
                                             -------------       ------------
                                               $42,980            $78,105
                                             =============       ============

4. Long-Term Obligations and Financing Arrangements

As of September 30, 2000, the Company had outstanding $238.0 million of debt (excluding $6.2 million of Canadian debt classified as net assets held for sale) consisting of $125.0 million in senior subordinated notes, a Senior Credit Facility consisting of a $28.6 million term A loan, a $44.0 million term B loan, $20.6 million in revolving credit borrowings, $19.5 million in Tranche C Loans, and $0.3 million in Canadian Capital Lease Obligation. During the thirteen weeks ended September 30, 2000, the Company had a net decrease in revolving credit borrowings of $14.4 million and repaid $18.3 million in term loans and notes payable. As a result of the Transactions, the Company permanently reduced the Term A Loan, the Term B Loan and the Tranche C Loans by $6.8 million, $9.4 million and $8.7 million, respectively. In addition, the Company made payments on the revolving credit borrowings, without a permanent reduction in the revolving credit committed amounts and net of expense associated with the Transactions of $13.3 million. Additionally, the Company repaid $1.1 million under the Canadian revolving credit facility and extended the Canadian facility's maturity date to August 8, 2001. The Canadian facility is included as a component of net assets held for sale in the accompanying balance sheet.

On March 29, 2000, the Senior Credit Facility and the Investment and Deposit agreement was amended. The March 2000 amendment required (i) Vestar Capital Partners III, L.P.("Vestar") to infuse up to $30.0 million of new capital into the Company and (ii) the Company to make $20.0 million in additional principal payments on the Senior Credit Facilities between June 30, 2000 (or in certain circumstances August 31, 2000) and December 31, 2000 if certain financial ratios were not met by June 30, 2000. Through September 30, 2000, the Company was in compliance with all financial covenants. Additionally, on July 24, 2000, the Company satisfied all requirements under the March 2000 amendments, and accordingly, Vestar's requirement to infuse up to $30.0 million of new capital and the Company's requirement to make $20.0 million in additional principal payments on the Senior Credit Facilities was extinguished.

5. Comprehensive Loss

For the thirteen and thirty-nine week periods ending September 30, 2000 and October 2, 1999, accumulated other comprehensive gain/(loss) as shown in the consolidated balance sheets was comprised of foreign currency translation adjustments. The components of comprehensive loss, for these periods were as follows:

                                                             Thirteen weeks ended              Thirty-nine weeks ended
                                                         September 30,    October 2,        September 30,     October 2,
                                                             2000            1999                2000            1999
                                                        ---------------- --------------     --------------- ---------------
                                                                              (Dollars In Thousands)

Net (loss).........................................            $(4,768)       $(4,939)           $(23,042)       $(11,628)
Foreign currency translation adjustment............               (151)          (992)               (326)           (442)
                                                        ---------------- --------------      -------------- ---------------
Comprehensive loss.................................            $(4,919)       $(5,931)           $(23,368)       $(12,070)
                                                        ================ ==============      ============== ===============

6. Restructuring and Impairment Charges

During 1999, the Company approved a plan to close its owned manufacturing facility located in Enterprise, Alabama. The closure costs included severance costs of $1.6 million for 308 employees at the Enterprise facility. In addition, special termination benefits of $1.7 million related to 280 employees of the Enterprise facility were provided through the Company's pension plan. All terminations were completed by December 31, 1999. The Company also recorded an impairment charge of $0.4 million to adjust the carrying value of the Enterprise facility to fair market value based upon the consideration to be received. These charges are included as a component of the loss from operations of discontinued segment in the accompanying statement of operations.

As a result of the Transactions, the Company recorded a $4.5 million C.A.T. goodwill impairment charge and a $ 0.05 million writedown of property, plant and equipment in June 2000 to adjust the carrying value of these assets to fair market value based upon actual consideration to be received. These charges are included as a component of the loss from operations of discontinued segment in the accompanying statement of operations. In addition, the Company recorded restructuring charges of $10.3 million in June 2000, consisting of $3.9 million in severance for 1,000 employees, $3.5 million in professional fees, $0.7 million in facility closure costs and $2.2 million in other costs directly associated with the restructuring. These charges are included as a component of the loss on disposition of discontinued segment in the accompanying statement of operations. The Company expects to complete this restructuring by December 31, 2000.

The following is a summary of impairment charges and the components of restructuring reserve for the thirty-nine weeks ended September 30, 2000.

                                       -------------------------Restructuring------------------------------
                                       ---------------- ------------------ --------------- ---------------- -------------
                                       Severance Costs  Facility Closure       Other            Total        Impairment
                                       ---------------- ------------------ --------------- ---------------- -------------
                                                     (Dollars in Thousands)
Balance, December 31, 1999               $    276         $   145            $   (24)        $    397          $    --
    Charges                                   --               60                 --               60               --
    Payments                                  --              (50)                --              (50)              --
                                       ---------------- ------------------ --------------- ---------------- -------------
Balance, April 1, 2000                        276             155                (24)             407               --
    Charges                                 3,914             723              5,640           10,277            4,497
    Payments                                   --             (38)                --              (38)              --
                                       ---------------- ------------------ --------------- ---------------- -------------
Balance, July 1, 2000                       4,190             840              5,616           10,646               --
                                       ---------------- ------------------ --------------- ---------------- -------------
   Payments                                (4,190)           (799)            (5,616)        $(10,605)              --
Balance, September 30, 2000              $     --         $    41            $    --         $     41          $    --
                                        ================ ================== =============== ================ =============

7. Segment Data

The Company identifies its reportable segments based on the segments' product offerings. As a result of the Company's June 13, 2000 decision to discontinue the Shirt Groups Operations and license the Arrow tradename, the composition of the Company's reportable segments changed. The licensing of the Arrow brand will result in minimum annual license revenue of $5.0 million. Subsequent to June 13, 2000, the Company conducted its business through two principal segments: the Sock Group and the Licensing Group. The financial results associated with Latin America, Apparel On-Line LLC, Cluett American Receivables, LLC, Arrow Factory Stores, Inc., and unallocated corporate overhead charges are referred to collectively as "All other". Segment data disclosures for the thirteen weeks and thirty-nine weeks ended September 30, 2000 and October 2, 1999 have been restated to reflect the above noted change.


                                                                 Thirteen weeks ended                 Thirty-nine weeks ended
                                                        September 30,           October 2,      September 30,         October 2,
                                                             2000                  1999              2000                1999
                                                      -------------------  ----------------- ------------------  -------------

                                                                                (Dollars in Thousands)
Net sales
                                      Sock                       $44,439          $42,776               $120,570       $115,685
                                      Licensing                    2,984            1,278                  6,114          4,558
                                      All Other                      304               10                    431             10
                                      Intersegment                 (300)            (675)                (1,006)        (1,429)
                                                                 -------          -------               --------       --------
                                                                 $47,427          $43,389               $126,109       $118,824
                                                                 =======          =======               ========       ========
Operating income (loss) excluding
facility closing and reengineering
costs
                                      Sock                        $5,520           $7,963                $15,585        $19,401
                                      Licensing                    2,494              848                  4,599          3,298
                                      All Other                  (6,992)            (855)                (8,077)        (2,388)
                                                                  ------           ------                -------        -------
                                                                  $1,022           $7,956                $12,107        $20,311
                                                                  ======           ======                =======        =======

Depreciation expense
                                      Sock                        $1,569           $1,511                 $4,712         $4,531
                                      Licensing                       20               17                     58             52
                                      All Other                      165              815                  2,068          2,642
                                                                  ------           ------                 ------          -----
                                                                  $1,754           $2,343                 $6,838         $7,225
                                                                  ======           ======                 ======         ======
Amortization expense
                                      Sock                             -                -                      -              -
                                      Licensing                        -                -                      -              -
                                      All Other                     $444             $444                 $1,546         $1,235
                                                                    ----             ----                 ------         ------
                                                                    $444             $444                 $1,546         $1,235
                                                                    ====             ====                 ======         ======

Identifiable assets
                                      Sock                       $96,260        $  88,561                $96,260      $  88,561
                                      Licensing                    2,445            1,875                  2,445          1,875
                                      All Other                    1,488          158,591                  1,488        158,591
                                                                --------         --------               --------       --------
                                                                $100,193         $249,027               $100,193       $249,027
                                                                ========         ========               ========       ========


Reconciliation of Reportable Segments Net sales, Operating income and Identifiable assets


                                                                Thirteen weeks ended               Thirty-nine weeks ended
                                                            September 30,        October 2,      September 30,        October 2,
                                                                2000                1999              2000               1999
                                                           ----------------   -------------   -----------------  -------------

                                                                                  (Dollars In Thousands)
   Net sales
       Total net sales for reportable  segments             $47,423                $44,054            $126,684     $ 120,243
       Other net sales                                          304                     10                 431            10
       Elimination of intersegment net sales                  (300)                  (675)             (1,006)       (1,429)
                                                            -------                -------            --------       -------

       Total consolidated net sales                         $47,427                $43,389            $126,109      $118,824
                                                            =======                =======            ========      ========


   Operating profit (loss)
       Total operating profit or loss for
       reportable segments                                   $8,014                 $8,811            $ 20,184      $ 22,699

       Other operating profit or loss                         (218)                  (538)               (662)         (538)

       Unallocated amounts:
            Corporate Income/(Expense)                      (1,136)                  (817)             (3,027)       (3,350)
            Pension Income/(Expense)                        (5,638)                    500             (4,388)         1,500
            Restructuring & impairment (charges) credits        221                  (819)                 149         (547)
                                                              -----                  -----                 ---        ------
       Total operating profit                             $   1,243                 $7,137            $ 12,256      $ 19,764
                                                          =========                 ======            ========       =======


   Depreciation and amortization
   Total depreciation for reportable segments             $   1,589               $  1,528            $  4,770      $  4,583
   Other depreciation                                           165                    815               2,068         2,642
   Amortization                                                 444                    444               1,546         1,235
                                                                ---                    ---               -----         -----
   Total depreciation and amortization                    $   2,198               $  2,787            $  8,384      $  8,460
                                                          =========               ========            ========      ========


   Identifiable assets
       Total assets for reportable segments                $ 98,705               $ 90,436            $ 98,705      $ 90,436
       Other assets                                           1,488                105,416               1,488       105,416
       Net assets held for sale                              20,134                     --              20,134            --
       Unallocated amounts:
            Deferred finance costs                           10,412                 10,507              10,412        10,507
            Pension assets                                   26,472                 32,883              26,472        32,883
            Other unallocated amounts                        19,192                  9,785              19,192         9,785
                                                             ------                  -----              ------         -----
       Consolidated total                                  $176,403               $249,027            $176,403      $249,027
                                                           ========               ========            ========      ========

8. Guarantor Subsidiaries

     The Company's payment obligations under the Senior Credit Facility and the Senior Subordinated Notes (the "Notes") are fully and unconditionally guaranteed on a joint and several basis by its current domestic subsidiaries, principally:
Cluett Peabody & Co.Inc., Great American Knitting Mills, Inc., Apparel On-Line, LLC, Cluett Designer Group Inc., Consumer Direct Corporation and Arrow Factory Stores Inc. (collectively the "Guarantor Subsidiaries"). Each of the Guarantor Subsidiaries is a direct or indirect wholly-owned subsidiary of the Company. The Company's payment obligations under the Notes are not guaranteed by the remaining subsidiaries Bidermann Womenswear Corp. (formerly Ralph Lauren Womenswear Inc. ) Cluett, Peabody Canada Inc., Cluett American Receivables, LLC, Arrow de Mexico S.A. de C.V., and Arrow Inter-American & Co., Ltd. (collectively the "Non-Guarantor Subsidiaries"). The obligation of each Guarantor Subsidiary under its guarantee of the Notes is subordinated to such subsidiary's obligation under its guarantee of the Senior Credit Facility.

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

                     SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                     SEPTEMBER 30, 2000
                                   (DOLLARS IN THOUSANDS)

                                                                            NON-
                                         PARENT        GUARANTOR         GUARANTOR
                                        COMPANY     SUBSIDIARIES        SUBSIDIARIES           ELIMINATION    CONSOLIDATED
Assets
Current assets:
   Cash and cash equivalents......     $      --      $  4,058           $       140                --        $     4,198
   Accounts receivable, net.......            --        33,652                 6,782                --             40,434
   Inventories, net...............            --        42,980                    --                --             42,980
   Assets from discontinued
      segment held for sale.......            --        14,323                 5,811                --             20,134
   Prepaid expenses and other
      current assets..............            --         2,022                   556                --              2,578
                                              --         -----                   ---                --              -----
Total current assets..............            --        97,035                13,289                --            110,324
Investment in subsidiaries........      (122,735)           --                    --           122,735                 --
Property, plant and equipment, net            --        27,836                     8                --             27,844
Pension assets....................            --        26,472                    --                --             26,472
Deferred financing fees...........            --        10,412                    --                --             10,412
Due from parent...................            --           157                    --                --                157
Other  noncurrent assets..........            --           665                   529                --              1,194
                                              --           ---                   ---                --              -----
Total assets......................     $(122,735)   $  162,577           $    13,826       $   122,735      $     176,403
                                       ==========   ==========           ===========       ===========      =============


Liabilities and stockholder's deficit Current liabilities:
   Accounts payable and accrued
      expenses....................     $      --    $   35,867           $     2,475       $        --      $      38,342
   Accrued interest payable.......            --         9,742                    --                --              9,742
   Short-term debt and current
      portion of long-term debt...            --        24,472                    --                --             24,472
   Income taxes payable...........            --         1,588                   207                --              1,795
                                              --         -----                   ---                --              -----
Total current liabilities.........            --        71,669                 2,682                --             74,351
Long-term debt and capital lease
   obligations....................            --       213,311                   212                --            213,523
Dividends payable.................         2,707            --                    --                --              2,707
Other non-current liabilities.....            --           157                    --                --                157

Commitments & Contingencies:

Senior exchangeable preferred
   stock, cumulative, $.01 par
   value: authorized 4,950,000,
   issued and outstanding 636,592
   shares (liquidation preference
   of $63,659)                            62,154            --                    --                --             62,154
Stockholder's deficit.............      (187,596)     (122,560)               10,932           122,735           (176,489)
                                        ---------     ---------               ------           -------           ---------
Total liabilities and
   stockholder's deficit..........     $(122,735)    $ 162,577           $    13,826        $  122,735       $    176,403
                                       ==========    =========           ===========        ==========       ============



               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)


                                                    PARENT          GUARANTOR     NON-GUARANTOR
                                                    COMPANY       SUBSIDIARIES    SUBSIDIARIES    ELIMINATION    CONSOLIDATED

Assets
Current assets:
   Cash and cash equivalents...............     $          --    $   7,099       $      140    $        --     $    7,239
   Accounts receivable, net................            --           40,635            4,884             --         45,519
   Inventories, net........................            --           64,608           13,497             --         78,105
   Prepaid expenses and other current
      assets...............................            --            2,422              707             --          3,129

Total current assets.......................            --          114,764           19,228             --        133,992
Investment in subsidiaries.................      (103,443)              --               --        103,443             --
Property, plant and equipment, net.........            --           45,802            1,992             --         47,794
Deferred financing fees....................            --           10,842               --             --         10,842
Pension assets.............................            --           32,187               --             --         32,187
Goodwill, net..............................            --            4,740               --             --          4,740
Other noncurrent assets....................            --            1,259              692             --          1,951
                                                       --            -----              ---             --          -----
Total assets...............................     $(103,443)        $209,594        $  21,912       $103,443       $231,506
                                                ==========        ========        =========       ========       ========

Liabilities and stockholder's deficit
 Currentliabilities:
   Accounts payable and accrued expenses...     $      --        $  38,239        $   2,457    $        --      $  40,696
   Accrued interest payable................            --            3,861               --             --          3,861
   Short-term debt and current portion of
      long-term debt.......................            --            6,405            7,804             --         14,209
   Income taxes payable....................            --            1,763              207             --          1,970
                                                       --            -----              ---             --          -----
Total current liabilities..................            --           50,268           10,468             --         60,736

Long-term debt and capital lease                       --          258,652              231             --        258,883
   obligations.............................
Other non-current liabilities..............            --              147               --             --            147
Redeemable preferred stock dividends
   payable.................................           637               --               --             --            637

Commitments and contingencies:

Senior exchangeable preferred stock due 2010
  cumulative, $.01 par value: authorized
  4,950,000 shares, issued and outstanding
  599,145 shares (liquidation preference of
  $59,915).................................        58,329               --               --             --         58,329
Stockholder's deficit......................      (162,409)         (99,473)          11,213        103,443       (147,226)
                                                 ---------         --------          ------        -------       ---------
Total liabilities and stockholder's deficit     $(103,443)        $209,594        $  21,912       $103,443       $231,506
                                                ==========        ========        =========       ========       ========

                  SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                            THIRTEEN WEEKS ENDED SEPTEMBER 30, 2000
                                      (DOLLARS IN THOUSANDS)

                                                                            NON-
                                         PARENT        GUARANTOR         GUARANTOR
                                       COMPANY      SUBSIDIARIES        SUBSIDIARIES           ELIMINATION    CONSOLIDATED

Net sales.............................       $  --   $ 47,427        $       --                      $  --    $47,427
Cost of goods sold....................          --     30,213               --                          --     30,213
                                                --     ------               --                          --     ------
Gross profit..........................          --     17,214               --                          --     17,214

Selling, general and administrative
   expenses...........................          --     16,192               --                          --     16,192
Restructuring and impairment charges..
                                                --       (221)              --                          --       (221)
                                                --       -----              --                          --       -----
Operating income (loss) from
   continuing operations..............          --      1,243               --                          --      1,243
Loss on investments in subsidiaries ..     (1,018)         --               --                       1,018         --
Interest expense, net.................          --      6,527               --                          --      6,527
Other expense, net....................          --         59               --                          --         59
                                                --         --               --                          --         --
Income (loss) from continuing
   operations before provision for
   income taxes.......................
                                           (1,018)     (5,343)              --                       1,018     (5,343)
Provision for income taxes............          --        301               --                          --        301
                                                --        ---               --                          --        ---
Income (loss) from continuing
   operations ........................
                                           (1,018)     (5,644)              --                       1,018     (5,644)

Discontinued operations:
Estimated income on disposal of
   business segment and operating
   income during the phase out
   period................................       --         70              806                          --        876
                                                --         --              ---                          --        ---

Net loss..............................    $(1,018)    $(5,574)       $     806                      $1,018    $(4,768)
                                          ========    ========       =========                      ======    ========


               SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                           THIRTEEN WEEKS ENDED OCTOBER 2, 1999
                                  (DOLLARS IN THOUSANDS)

                                                                          NON-
                                         PARENT        GUARANTOR         GUARANTOR
                                       COMPANY      SUBSIDIARIES        SUBSIDIARIES           ELIMINATION    CONSOLIDATED

Net sales.............................    $     --     43,389        $      --                   $      --   $ 43,389
Cost of goods sold....................          --     27,948               --                          --     27,948
                                                --     ------               --                          --     ------
Gross profit..........................          --     15,441               --                          --     15,441

Selling, general and administrative
   expenses...........................          --      7,485               --                          --      7,485
Restructuring Charges                           --        819               --                          --        819
                                                          ---               --                                    ---
Operating income  from continuing
   operations.........................          --      7,137               --                          --      7,137
Loss on investments in subsidiaries ..     (4,939)         --               --                       4,939         --
Interest expense, net.................          --      6,478               --                          --      6,478
Other expense, net....................          --          2               --                          --          2
                                                --          -               --                          --          -
Income (loss) from continuing
   operations before provision for
   income taxes.......................     (4,939)        657               --                       4,939        657
Provision for income taxes............          --        167               --                          --        167
                                                --        ---               --                          --        ---
Income (loss) from continuing
   operations ........................     (4,939)        490               --                       4,939        490

Discontinued operations:
Loss from operations of discontinued
   segment............................          --      4,404            1,025                          --      5,429
                                                --      -----            -----                          --      -----

Net income (loss)..................... $   (4,939)   $ (3,914)       $  (1,025)                   $ 4,939    $ (4,939)
                                       ===========  ==========       ==========                   =======    =========

                SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                          THIRTY-NINE WEEKS ENDED SEPTEMBER 30, 2000
                                      (DOLLARS IN THOUSANDS)


                                                                            NON-
                                         PARENT        GUARANTOR         GUARANTOR
                                        COMPANY      SUBSIDIARIES       SUBSIDIARIES        ELIMINATION     CONSOLIDATED

Net sales                                 $  --      $  126,109         $     --            $      --         $ 126,109
Cost of goods sold....................       --          80,191               --                   --            80,191
                                             --          ------               --                   --            ------
Gross profit..........................       --          45,918               --                   --            45,918

Selling, general and administrative
   expenses...........................       --          33,766               45                   --            33,811
Restructuring Charges.................       --           (149)               --                   --             (149)
                                             --           -----               --                   --             -----

Operating income (loss) from
   continuing operations..............       --          12,301              (45)                  --            12,256
Loss on investment in subsidiaries....    (19,292)           --               --               19,292                --
Interest expense, net.................       --          21,025              102                   --            21,127
Other expense, net....................       --             114               --                   --               114
                                             --             ---               --                   --               ---
Loss from continuing operations
   before income taxes................    (19,292)      (8,838)               --               19,292           (8,985)

Provision for income taxes............       --             798               --                   --               798
                                             --             ---               --                   --               ---
Loss from continuing operations ......    (19,292)      (9,636)             (147)              19,292           (9,783)

Discontinued operations:
Loss from operations of discontinued
   segment............................       --        (10,634)              697                   --           (9,937)
Income/(loss) on disposition of
   business segment...................       --        ( 3,423)              101                   --           (3,322)
                                             --         -------              ---                   --           -------
Net Loss..............................   $(19,292)   $ (23,693)          $   651             $ 19,292         $(23,042)
                                         =========   ==========          =======             ========         =========


                SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                            THIRTY-NINE WEEKS ENDED OCTOBER 2, 1999
                                       (DOLLARS IN THOUSANDS)


                                                                            NON-
                                         PARENT        GUARANTOR         GUARANTOR
                                       COMPANY      SUBSIDIARIES        SUBSIDIARIES     ELIMINATION       CONSOLIDATED

Net sales.............................    $     --    118,824        $        --            $   --       $   118,824
Cost of goods sold....................          --     74,563                 --                --            74,563
                                                --     ------                 --                --            ------
Gross profit..........................          --     44,261                 --                --            44,261

Selling, general and administrative
   expenses...........................          --     23,950                 --                --            23,950
Restructuring Charges.................          --        547                 --                --               547
                                                --        ---                 --                --               ---
Operating income .....................          --     19,764                 --                --            19,764
Loss on investment in subsidiaries....    (11,628)         --                 --              11,628              --

Interest expense, net.................          --     18,881                 --                --            18,881
Other expense, net....................          --         29                 --                --                29
                                                --         --                                   --                --
Income (loss) before reorganization
   costs and income taxes.............    (11,628)        854                 --              11,628             854
Bankruptcy reorganization costs.......          --         --                 --                --                --
                                                --         --                 --                --                --
Income (loss) before provision for
   income taxes.......................    (11,628)        854                 --              11,628             854
Provision for income taxes............          --        679                 --                --               679
                                                --        ---                 --                --               ---
Income (loss) from continuing
   operations ........................    (11,628)        175                 --              11,628             175

Discontinued operations:
Loss from operations of discontinued
   segment............................          --     (9,610)            (2,193)               --           (11,803)
                                                --     -------            -------               --           --------
Net income (loss)..................... $  (11,628)   $ (9,435)         $  (2,193)        $    11,628     $   (11,628)
                                       ===========   =========         ==========        ===========     ============


           SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      THIRTY-NINE WEEKS ENDED SEPTEMBER 30, 2000
                                 (DOLLARS IN THOUSANDS)


                                                                              NON-
                                            PARENT        GUARANTOR         GUARANTOR
                                          COMPANY      SUBSIDIARIES        SUBSIDIARIES     ELIMINATION       CONSOLIDATED

Operating activities
Net loss................................    $(19,292)       $ (21,525)       $(1,517)         $ 19,292       $   (23,042)

Adjustment  to reconcile net loss to net
 cash and cash  equivalents  provided by
(used in) operating activities:
  Loss on investments in subsidiaries...      19,292                --            --           (19,292)               --
  Write-down of property, plant, and
  equipment.........................              --                54            --                --                54
  Depreciation..........................          --             6,633           205                --             6,838
  Amortization..........................          --             1,546            --                --             1,546
  Impairment and loss on disposal of
  assets..................................        --             7,180            --                --                --
  Changes in operating assets and                 --           (19,252)        1,348                --           (17,904)
  liabilities.............................       ---           --------        -----             ------          --------
Net cash and cash equivalents used in
operating activities....................          --           (25,364)           36                --           (25,328)

Investing activities
Purchase of fixed assets................          --            (3,709)          (24)               --            (3,733)
Proceeds on disposal of fixed assets....          --                12            --                --                12
Proceeds on disposal of discontinued
operations.................                       --            51,180            --                --            51,180

Net cash and cash equivalents used in
investing activities....................          --            47,483           (24)               --            49,573

Financing activities
Net borrowing under line-of-credit                --           (33,076)           --                --           (33,076)
agreements
Principal payments on long term debt....          --             8,309            --                --             8,309
Principal payments on long note (CAT)...          --              (393)           --                --              (393)
Principal payments on capital leases....          --                 -           (12)               --               (12)
                                                  --                 -           ---               ----
Net cash and cash equivalents provided
by financing activities.................          --           (25,160)          (12)               --           (25,172)
Effect of exchange rate changes on cash.          --                --            --                --                --
                                                  --                --            --                --                --

Net change in cash and cash equivalents.          --            (3,041)           --                --            (3,041)

Cash and cash equivalents at beginning
of year.................................          --             7,231             8                --             7,239

Cash and cash equivalents at end of
period..................................       $  --       $     4,190          $  8                --           $ 4,198
                                                 ===            ======             =                ==             =====


              SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                          THIRTY-NINE WEEKS ENDED OCTOBER 2, 1999
                                   (DOLLARS IN THOUSANDS)

                                                                               NON-
                                            PARENT        GUARANTOR         GUARANTOR
                                           COMPANY      SUBSIDIARIES        SUBSIDIARIES        ELIMINATION      CONSOLIDATED

Operating activities
Net loss................................   $ (11,628)     $    (9,435)       $     (2,193)     $    11,628     $     (11,628)
Adjustment to reconcile net loss to net
cash and cash equivalents provided by
(used in) operating activities:
  Loss on investments in subsidiaries...       11,628               --                  --        (11,628)                 --
  Depreciation..........................           --            7,001                 224              --              7,225
  Amortization..........................           --            1,235                  --              --              1,235
  Gain on disposal of assets............           --             (57)                  --              --               (57)
  Changes in operating assets and
  liabilities.............................         --         (15,697)             (3,476)              --           (19,173)
Net cash and cash equivalents used in
operating activities....................           --         (16,953)             (5,445)              --           (22,398)

Investing activities
Purchase of fixed assets................           --          (8,083)                (85)              --            (8,168)
Purchase of CAT, net of cash acquired...           --          (4,954)                 --               --            (4,954)
Proceeds on disposal of fixed assets....           --            1,114                   1              --              1,115
                                                   --            -----                  --              --              -----
Net cash and cash equivalents used in
investing activities....................           --         (11,923)                (84)              --           (12,007)

Financing activities
Net borrowings under line-of-credit
agreement...............................           --           33,100               5,252              --             38,352
Net activity on long term debt..........           --              247                                  --                247
Principal payments on capital leases....           --               --                (11)              --               (11)
                                                   --               --                ----              --               ----
Net cash and cash equivalents provided
by financing activities.................           --           33,347               5,241              --             38,588
Effect of foreign currency translation..           --               --                  11              --                 11
                                                   --               --                  --              --                 --

Net change in cash and cash equivalents.           --            4,471               (277)              --              4,194

Cash and cash equivalents at beginning
of year.................................           --            2,396                 472              --              2,868

Cash and cash equivalents at end of
period..................................   $       --     $      6,867       $         195     $        --      $       7,062
                                                   ==     ============       =============     ===========      =============


9. New Accounting Pronouncements

In June 1998, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards No. ("SFAS") 133 "Accounting for Derivative Instruments And Hedging Activities". This statement (as amended by SFAS No.'s 137 and 138) is effective January 2001. This statement establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity realize all derivatives as either assets or liabilities in the balance sheet measured at fair value. The Combined Companies will adopt SFAS 133 on January 1, 2001. Management does not expect the adoption of SFAS 133 to have a significant impact on the financial position or results of operations of the Company, because the Company does not have significant derivative activity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

On June 13, 2000, PVH and the Company announced an agreement (the "Agreement") for PVH to license the Arrow brand for men's and boys' dress shirts and sportswear in the United States. In addition, PVH and the Company agreed in principle for PVH to acquire the stock of CDG. In conjunction with the Agreement, the Company approved a plan to discontinue the Shirt Group segment's manufacturing and distribution operations (the "Operations").

On July 24, 2000, the transactions contemplated by the Agreement, including the Purchase and Sale Agreement among CP, CP Canada, AFS, CDG, CDC, Holding, and PVH, (the "Purchase and Sale Agreement") and the Share Purchase Agreement among CP, CDG, BTC, and PVH (the "Share Purchase Agreement") were closed. Each of the parties to the Purchase and Sale Agreement and the Share Purchase Agreement other than PVH and CDG is, and prior to the closing CDG was, a wholly owned subsidiary of the Company.

Pursuant to the Purchase and Sale Agreement, (i) all of the outstanding shares of capital stock of C.A.T. were sold to PVH by CP, AFS, CDG, CDC and Holding,
(ii) PVH purchased all of CP's and AFS's right, title and interest in and to certain of the other assets (principally inventory) of CP and AFS used primarily by CP and AFS in their Arrow label and private label men's and boys' dress and sport shirt businesses and their Arrow factory outlet operations in the United States and (iii) PVH purchased all of CP Canada's right, title and interest in and to Arrow label dress and sport shirt inventory used in CP Canada's United States "Career Apparel" business. Pursuant to the Share Purchase Agreement, all of the outstanding shares of capital stock of CDG were sold by CP and BTC to PVH.

The aggregate purchase price paid by PVH pursuant to the Purchase and Sale Agreement and the Share Purchase Agreement for the stock and assets referred to above was approximately $51.2 million in cash plus the assumption of $2.1 million of debt related to C.A.T., calculated as set forth in, and subject to adjustment pursuant to, Article 3 of each of the Purchase and Sale Agreement and the Share Purchase Agreement. The Company has deposited in escrow $2.0 million of the above noted cash consideration, which is subject to a final inventory adjustment. The Company has irrevocably and unconditionally guaranteed the payment of any amount payable by CP or BTC to PVH under each Agreement which is not paid by CP or BTC when due, including pursuant to the purchase price adjustment and indemnification provisions of the Agreements.

Pursuant to the Purchase and Sale Agreement, the Trademark License Agreement, dated July 24, 2000, by and between CPR, CP and PVH was executed and delivered. Pursuant to the Trademark License Agreement, CP granted to PVH an exclusive license to use trademarks related to CP's "Arrow" clothing line in the United States and its territories and possessions in connection with its manufacture, advertising, marketing, promotion, distribution, offer to sell and sale of men's and boys' dress shirts, sports shirts (including knit, woven and all forms of fleece), pants, shorts and sweaters in certain specified channels of trade, including the Internet. CP also granted to PVH the right to operate websites that use URLs that incorporate the licensed trademarks. The Trademark License Agreement with PVH provides for a $5.0 million minimum guaranteed annual royalty fee to be paid to CP, subject to increases based on the achievement by PVH of certain sales targets. The initial term of the license expires on June 30, 2007; however, PVH has the option to renew the Trademark License Agreement for two additional five-year terms, provided it meets certain conditions.

The Company used $39.3 million of the net proceeds from the Purchase and Sale Agreement, the Share Purchase Agreement and the Trademark License Agreement (collectively referred to as the "Transactions") to repay outstanding borrowings under its Senior Credit Facility and CP Canada's Credit Facility.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Company expects to complete the disposition of the remaining net assets of the Operations through sale by December 31, 2000 and accordingly, has reflected the Operations as discontinued in the accompanying statements of operations. Additionally, at September 30, 2000 the net assets of the Operations are classified as held for sale in the accompanying balance sheet and are comprised of the following:


                                                                      September
                                                                      30, 2000
                                                                      ---------
       Assets:
         Inventories, net                                              $10,249
         Property, plant & equipment, net                               16,066
                                                                        ------
            Total assets                                                26,315

       Liabilities:
         Canadian revolving facility                                     6,181
                                                                         -----
            Total liabilities                                            6,181

              Net assets held for sale                                 $20,134
                                                                       =======


As a result of the Transactions, the Company recorded a $4.5 million impairment charge in June, 2000 to adjust the carrying value of goodwill to its fair market value based upon actual consideration received from the Transactions. The impairment charge is included as a component of the Company's loss from operations of discontinued segment in the accompanying statement of operations. The $3.3 million loss on disposition of discontinued segment for the thirty-nine weeks ending September 30, 2000 consist of a $2.7 million loss on disposition and $0.6 million in operating losses during the phase out period. The $0.6 million in operating losses during the phase out period consist of $0.2 million of operating income incurred from June 13, 2000 through September 30, 2000 offset against $0.8 million of estimated operating losses from October 1, 2000 through December 31, 2000. In conjunction with the disposition, the Company incurred $10.3 million in restructuring charges.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations:  Thirteen  weeks ended  September 30, 2000 vs. October 2,
1999

The following table is derived from the Company's Condensed Consolidated Statements of Operations and sets forth, for the period indicated, net sales, gross profit, income from continuing operations, interest expense, loss on discontinued operations and net loss of the Company:

                                                                                  Thirteen weeks ended
                                                                                September 30,   October 2,
                                                                                    2000           1999
                                                                               ------------------------------
                                                                                   (Dollars In Thousands)

Net sales.................................................................         $47,427       $ 43,389
Gross profit..............................................................          17,214         15,441
Operating income from continuing operations ..............................           1,243          7,137
Interest expense .........................................................           6,527          6,478
Loss from operations of discontinued segment .............................              --        (5,429)
Income on disposition of business ........................................             876            --
Net loss..................................................................        $(4,768)      $ (4,939)

Net Sales: For the thirteen weeks ended September 30, 2000 (the "2000 Quarter") net sales from continuing operations increased $4.0 million to $47.4 million compared to $43.4 million for the thirteen weeks ended October 2, 1999 (the
"1999 Quarter"). This increase is primarily comprised of the $1.3 million PVH minimum license revenue and a $1.7 million increase in Sock Group revenue due to increased volume.

Gross Profit: For the 2000 Quarter, gross profit increased $1.7 million to $17.2 million compared to the 1999 Quarter. This increase is due primarily to the PVH minimum license revenue for which no related cost of sales was incurred. Gross profit percentage for the 2000 Quarter increased 2.0% to 36.3% compared to 35.6% for the 1999 Quarter. This increase is due primarily to the PVH minimum license revenue. Excluding the impact of the PVH license fee revenue, gross profit percentage decreased 5.3% to 33.7% in the 2000 Quarter. This decrease is primarily due to product mix deterioration, or higher sales volumes of lower margin product.

Operating Income from Continuing Operations: The Company's income from continuing operations for the 2000 Quarter decreased $5.9 million to $1.2 million compared to $7.1 million for the 1999 Quarter. This decrease is due to the $1.7 million increase in gross profit and a $1.0 million decrease in restructuring and impairment charges, offset against an $8.7 million increase in selling, general and administrative expenses primarily due to a $6.3 million increase in pension expense and $0.7 million in Sock Group Gold Toe product packaging changes initiated in 2000.

Interest expense: Interest expense remained consistent at $6.5 million for both the 2000 and 1999 Quarters.

Loss from operations of discontinued segment: In connection with the Company's June 13, 2000 decision to discontinue the Shirt Group segment's manufacturing and distribution operations, the Company reclassified operating income/(losses) for this segment as discontinued operations. Loss from operations of discontinued segment includes the operations of the discontinued segment through June 13, 2000. Income from operations of discontinued segment for the 2000 Quarter is included as a component of the income/loss on disposition of business. Loss from operations of discontinued segment for the 1999 Quarter was $5.4 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Income/(loss) on disposition of business: Income/(loss) on disposition of business includes the loss on the disposition of the net assets of the discontinued segment plus the estimate of segment operating income/(loss) during the phase-out period (the period from June 13, 2000 through December 31, 2000, the date by which Company management believes the plan of disposition will be completed). Income on disposition of business for the 2000 Quarter is the result of adjustments to both the loss on disposition and the phase out period income/(loss) as compared to the corresponding amounts recorded in the twenty-six weeks ended July 1, 2000 based on actual results and/or revisions to previously recorded estimates. For the 2000 Quarter, income on disposition of $0.9 million results from a $0.9 million increase in the loss on disposition offset against a $1.8 million decrease in estimated phase-out period losses as compared to the corresponding amounts recorded in the twenty-six weeks ended July 1, 2000.

Net loss: As a result of the above, net loss for the 2000 Quarter decreased $0.1 million to $4.8 million compared to $4.9 million for the 1999 Quarter.


Results of Operations: Thirty-nine weeks ended September 30, 2000 vs. October 2, 1999

The following table is derived from the Company's Condensed Consolidated Statements of Operations and sets forth, for the period indicated, net sales, gross profit, income from continuing operations, interest expense, loss on discontinued operations and net loss of the Company:

                                                                                  Thirty-nine weeks ended
                                                                                September 30,   October 2,
                                                                                    2000           1999
                                                                               ------------------------------
                                                                                   (Dollars In Thousands)

Net sales.................................................................       $ 126,109      $ 118,824
Gross profit..............................................................          45,918         44,261
Operating income from continuing operations...............................          12,256         19,764
Interest expense .........................................................          21,127         18,881
Loss from operations of discontinued segment..............................         (9,937)       (11,803)
Loss on disposition of business ..........................................         (3,322)            --
Net loss..................................................................       $(23,042)      $(11,628)

Net Sales: For the thirty-nine weeks ended September 30, 2000 (the "2000 Period"), net sales from continuing operations increased $7.3 million to $126.1 million from $118.8 million for the thirty-nine weeks ended October 2, 1999 (the"1999 Period"). This increase is primarily comprised of the $1.3 million PVH license revenue and a $4.9 million increase in Sock Group revenue due to increased volume.

Gross Profit: Gross profit for the 2000 Period, increased $1.6 million to $45.9 million compared to $44.3 million for the 1999 Period. This increase is due primarily to the PVH license revenue for which no related cost of sales was incurred. Gross profit percentage for the 2000 Period decreased 2.2% to 36.4% compared to 37.2% for the 1999 Period. Excluding the impact of the PVH license fee revenue, gross profit percentage decreased 4.8% to 35.4% in the 2000 Quarter. This decrease is primarily due to product mix deterioration, or higher sales volumes of lower margin product.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Operating Income from Continuing Operations: The Company's income from continuing operations declined $7.5 million to $12.3 million for the 2000 Period from $19.8 million for the 1999 Period. This decrease is due primarily to the $1.7 million increase in gross profit and a $0.7 million decrease in restructuring and impairment charges, offset against a $9.9 million increase in selling, general and administrative expenses. The increase in selling, general and administrative expense is primarily due to a $6.3 million increase in pension expense, and $1.1 million in Sock Group selling expense due to headcount increases and $2.3 in Sock Group advertising expense driven by Gold Toe product packaging changes initiated in 2000.

Interest expense: Interest expense increased $2.2 million to $21.1 million for the 2000 Period compared to $18.9 million for the 1999 Period as a result of increased debt levels and higher prevailing interest rates during the 2000 Period.

Loss from operations of discontinued segment: In connection with the Company's June 13, 2000 decision to discontinue the Shirt Group segment's manufacturing and distribution operations, the Company reclassified operating income/(losses) for this segment as discontinued operations. Loss from operations of discontinued segment includes the operations of the discontinued segment through June 13, 2000. Loss from operations of discontinued segment decreased $1.9 million to a loss of $9.9 million for the 2000 Period compared to a loss of $11.8 million for the 1999 Period. The decrease is due primarily to a $6.4 million improvement in operations in the 2000 Period compared to the 1999 Period as a result of the Company's restructuring plans implemented through the end of 1999, offset against a $4.5 million C.A. T. goodwill impairment charge recorded in the 2000 Period.

Income/(loss) on disposition of business: Income/(loss) on disposition of business includes the loss on the disposition of the net assets of the discontinued segment plus the estimate of segment operating income/(loss) during the phase-out period (the period from June 13, 2000 through December 31, 2000, the date by which Company management believes the plan of disposition will be completed). Loss on disposition of business for the 2000 Period was $3.3 million consisting of $2.7 million loss on the disposition of the net assets of the discontinued segment and a $0.6 million estimate of phase-out period losses. The $0.6 million in phase-out period losses includes $0.2 million in operating income for the period from June 13, 2000 through September 30, 2000 offset against $0.8 million in estimated phase-out period losses for the period from October 1, 2000 through December 31, 2000.

Net loss: As a result of the above, net loss for the 2000 Period increased $11.4 million to $23.0 million compared to a net loss of $11.6 million for the 1999 Period.

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

In 1999, the Company obtained a revolving credit facility ( the "Additional Revolver") which was guaranteed by Vestar and bore interest, at the Company's option, at either the Eurodollar rate plus 1.5% or the Prime rate plus 0.5%. This facility was originally set to expire on December 31, 2000.

On March 29, 2000, the Additional Revolver was increased to $12.0 million and was incorporated into the Senior Credit Facility as Tranche C (the "Tranche C Loan"). During the second quarter, the Tranche C Loan was increased to $28.3 million. Borrowings under the Tranche C Loan are due and payable on December 31, 2001 and are guaranteed by Vestar. The balance of the Tranche C Loan as of September 30, 2000 is $19.5 million.

The Company's liquidity needs arise primarily from debt service on the indebtedness and the funding of working capital and capital expenditures. As of September 30, 2000, the Company had outstanding $238.0 million of debt consisting of $125.0 million in senior subordinated notes, a Senior Credit Facility consisting of a $28.6 million term A loan, a $44.0 million term B loan, $20.6 million in revolving credit borrowings, $19.5 million in Tranche C Loans and $0.3 million in Canadian Capital Lease Obligation. During the thirteen weeks ended September 30, 2000, the Company had a net decrease in revolving credit borrowings of $14.4 million and repaid $18.3 million in term loans and notes payable. As a result of the Transactions, the Company permanently reduced the Term A Loan, the Term B Loan and the Tranche C Loans by $6.8 million, $9.4 million and $8.7 million, respectively. In addition, the Company made payments on the revolving credit borrowings, without a permanent reduction in the revolving credit committed amounts and net of expense associated with the Transactions of $13.3 million. Additionally, the Company repaid $1.1 million under the Canadian revolving credit facility and extended the Canadian facility's maturity date to August 8, 2001. The Canadian facility is included as a component of net assets held for sale in the accompanying balance sheet.

On May 12, 2000, the Company formed a special purpose non-guarantee subsidiary for the purpose of accounts receivable sales transactions allowed under the Senior Credit Facility. The Company had the right, but not the obligation, to sell up to $24.0 million of accounts receivable on or before June 30, 2000. On May 12, 2000 and June 29, 2000, the Company sold approximately $6.4 million and $8.2 million of accounts receivable, respectively. No further accounts receivable sales are allowed under the credit agreement.

Cash Flows

Cash and cash  equivalents  decreased  $3.0 million at September 30, 2000 from $
7.2 million at December 31, 1999, as a result of $25.3 million and $25.2 million in cash used in operations and financing activities, respectively offset by $47.5 million in net cash provided by investing activities. Net cash used in operating activities resulted primarily from the Company's $23.0 million net loss, a $23.3 million increase in inventories, a $5.6 million decrease in accounts payable and accrued expenses, and non cash charges of $6.9 million in depreciation, $4.5 million in goodwill impairment, and a $2.7 million loss on disposition of segment. Net cash provided by investing activities resulted primarily from $51.2 million in proceeds received from the Transactions offset against $3.7 million in capital expenditures. Net cash used in financing activities resulted primarily from $33.1 million in principle payments of long-term debt and $0.4 million in C.A.T. debt repayments offset by $8.3 million in net borrowings under the Company's line of credit agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Covenant Restrictions

The Senior Credit Facility contains a number of covenants that, among other things, restrict the ability of the Company and its subsidiaries, other than pursuant to specified exceptions, to dispose of assets, incur additional indebtedness, incur guarantee obligations, repay other indebtedness, pay dividends, create liens on assets, enter into leases, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, make capital expenditures, enter into sale and leaseback transactions, change the nature of their business or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities. In addition, under the Senior Credit Facility the Company is required to comply with specified financial ratios and tests, including minimum fixed charge coverage and interest coverage ratios and maximum leverage ratios, including a senior leverage ratio and a total leverage ratio, and a minimum Sock Group EBITDA test, each of which is tested as of the last day of each fiscal quarter of the Company and its subsidiaries. The amendments in December 1998, March 1999, September 1999 and March 2000 revised the original covenants. Additionally, the September 1999 amendment required Vestar to infuse up to $30.0 million of new capital if certain leverage ratios were not met.

On March 29, 2000, the Senior Credit Facility and the Investment and Deposit agreement were amended. The March 2000 amendment required (i) Vestar to infuse up to $30.0 million of new capital into the Company and (ii) the Company to make $20.0 million in additional principal payments on the Senior Credit Facilities between June 30, 2000 (or in certain circumstances August 31, 2000) and December 31, 2000 if certain financial ratios were not met by June 30, 2000. On July 1, 2000, the Company was in compliance with all financial covenants. Additionally, on July 24, 2000, the Company satisfied all requirements under the March 2000 amendments, and as such, Vestar's requirement to infuse up to $30.0 million of new capital and the Company's requirement to make $20.0 million in additional principal payments on the Senior Credit Facilities were extinguished. On September 30, 2000, the Company was in compliance with all covenants of the Senior Credit Facility.

Capital Expenditures

Capital spending for the 2000 Period was $3.7 million and related primarily to general improvements to the Company's manufacturing facilities. Total capital spending for 2000 is expected to be $5.5 million and also relates primarily to general improvements to the Company's manufacturing facilities.

Financing Sources and Cash Flows

At September 30, 2000 the Company had $4.2 million in cash and cash equivalents and additional availability of $27.9 million under the revolving credit facilities included in the Senior Credit Facility, after consideration of $1.4 million of stand-by letters of credit. At September 30, 2000, the Company also had additional availability of $2.9 million under the Canadian revolving credit facility, after consideration of $1.0 million in open trade letters of credit.

Based upon the current level of operations, management believes that cash flow from operations and available cash, together with available borrowings under the revolving credit facilities, are adequate to meet the Company's future liquidity needs. The Company may, however, need to refinance all or a portion of the principal of the Senior Credit Facility on or prior to maturity and there can be no assurance that the Company will be able to effect any such refinancing. In addition, there can be no assurances that the Company's business will generate sufficient cash flow from operations, that anticipated revenue growth and operating improvements will be realized or that future borrowings will be available under the Senior Credit Facility in an amount sufficient to (i) enable the Company to service its indebtedness or (ii) fund its other liquidity needs.

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


Cautionary Statement Regarding Forward-Looking Statements

The Quarterly Report on Form 10-Q contains certain statements which describe the Company's beliefs concerning future business conditions and the outlook for the Company based on currently available information. The preceding Management's Discussion and Analysis contains forward-looking statements regarding the Company's performance, liquidity and the adequacy of its capital resources. These forward looking statements are subject to risks, uncertainties and other factors which could cause the Company's actual results, performance or achievement to differ materially from those expressed in, or implied by these statements. As a result, the Company cautions that the forward-looking statements are qualified by the financial strength of the retail industry, the risks of increased competition from other manufacturers of socks, shifting consumer demand, changing consumer credit markets and general economic conditions, hiring and retaining effective team members, sourcing merchandise from domestic and international vendors, and other risks and uncertainties. Therefore, while management believes that there is a reasonable basis for the forward-looking statements, undue reliance should not be placed on those statements.

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

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended September 30, 2000.

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

10.2.5 Investment and Deposit Agreement between Vestar Capital Partners III, L.P. and Bank of America dated September 30, 1999 (incorporated by reference to
Exhibit 10.2.5 to the Company's Quarterly Report on Form 10-Q (Reg No. 333-58059) filed on November 16, 1999).

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

10.2.9.1 Six Amendment to Credit Agreement and Waiver dated June 30, 2000 by and among Cluett American Corp., Cluett American Investment Corp., Cluett American Group, Inc. and certain subsidiaries, the Existing Lender, New Lender, and agents filed herewith as exhibit 10.2.9.1.

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




                                CLUETT AMERICAN CORP.
                                (Registrant)


November 13, 2000                /s/ Bryan P. Marsal
                                 -----------------------------------------------
                                 Bryan P. Marsal
                                 Director, President and Chief Executive Officer


November 13, 2000                /s/ W. Todd Walter
                                 -----------------------------------------------
                                 W. Todd Walter
                                 Vice President and  Chief Financial Officer

Item 6 (d). Financial Statement Schedules


                                   SCHEDULE II

                              CLUETT AMERICAN CORP.

                        VALUATION AND QUALIFYING ACCOUNTS

                             (DOLLARS IN THOUSANDS)



COLUMN A                                COLUMN B                 COLUMN C                   COLUMN D        COLUMN E
                                                                 ADDITIONS

                                       BALANCE AT      CHARGED TO        CHARGED TO                          BALANCE
                                        BEGINNING       COSTS AND           OTHER                            AT END
DESCRIPTION                             OF PERIOD       EXPENSES          ACCOUNTS         DEDUCTIONS       OF PERIOD
-----------                             ---------       --------          --------         ----------       ---------

Period Ended April 1, 2000:
    Deductions from asset accounts:
     Allowance for doubtful accounts       $ 1,620             $  234            $  --       $   106 (1)        $ 1,748
     Customer allowances                     8,554              3,220               --         3,865 (1)          7,909
     Inventory reserves                      2,622              2,150               --         1,283 (1)          3,489
                                             -----              -----               --         ---------          -----
           Total                           $12,796             $5,604            $  --       $ 5,254 (1)        $13,146
                                           =======             ======            =====       ===========        =======

Period Ended July 1, 2000:
    Deductions from asset accounts:
     Allowance for doubtful accounts        $1,748             $  167            $  --       $    19 (1)        $ 1,896
     Customer Allowances                     7,909              3,832               --         1,369 (1)         10,372
     Inventory reserves                      3,489                833               --         2,539 (1)          1,783
                                             -----                ---               --        ----------          -----
           Total                           $13,146             $4,832            $  --       $ 3,927 (1)        $14,051
                                           =======             ======            =====       ===========        =======

Period Ended September 30, 2000:
    Deductions from asset accounts:
     Allowance for doubtful accounts       $ 1,896             $   18            $  --       $    56 (1)        $ 1,858
     Customer Allowances                    10,372              1,081               --         2,807 (1)          8,646
     Inventory reserves                      1,783             ( 782)               --           341 (1)            660
                                             -----             ------               --           -------            ---
           Total                           $14,051             $  317            $  --       $ 3,204 (1)        $11,164
                                           =======             ======            =====       ===========        =======



(1)      Write offs, net of recoveries.
