Form 10-K
period 2000-12-13
CLUETT AMERICAN CORP
filed 2001-03-30
CIK 1064435

UNITED STATES OF AMERICA
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to ____________

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No

     The aggregate market value of the voting stock held by any non-affiliates of the registrant is zero as of December 31, 2000. All common stock of the registrant is owned by Cluett American Group, Inc., which is a wholly-owned subsidiary of Cluett American Investment Corp.

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

Item 10.        Directors and Executive Officers of the Registrant

Item 11.        Executive Compensation

Item 12.        Security Ownership of Certain Beneficial Owners and Management

Item 13.        Certain Relationships and Related Transactions


PART IV

Item 14.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K


SIGNATURES

EXHIBIT INDEX

                                     PART I

Item 1.  Business

     Cluett American Corp. and its subsidiaries (the "Company") are wholly-owned subsidiaries of Cluett American Investment Corp. ("Holdings"). The Company was organized in 1982 and primarily designs, manufactures and markets socks in the United States, as well as licenses its proprietary trademarks and trade names domestically and internationally. The Company filed voluntary petitions for relief under the provisions of Chapter 11 of the Federal Bankruptcy Code on July 17, 1995. The Company's recapitalization and refinancing were consummated on May 18, 1998.

Recent Events and Discontinued Operations

     On June 13, 2000, Phillips-Van Heusen Corporation, ("PVH"), and the Company announced an agreement (the "Agreement") for PVH to license the Arrow brand for men's and boys' dress shirts, sports shirts (including knit, woven and all forms of fleece), pants, shorts and sweaters ("Licensed Product") in the United States. In addition, PVH and the Company agreed in principle for PVH to acquire the stock of Cluett Designer Group, Inc. ("CDG"), the licensee for Kenneth Cole dress shirts. In conjunction with the Agreement, the Company approved a plan to discontinue the Company's shirt group segment's manufacturing and distribution operations.

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

     Pursuant to the Purchase and Sale Agreement, the Trademark License Agreement ("PVH Trademark License Agreement"), dated July 24, 2000, by and between Cluett Peabody Resources Corporation ("CPR"), a Delaware corporation and a wholly-owned subsidiary of the Company, CP and PVH was executed and delivered. Pursuant to the PVH Trademark License Agreement, CP granted to PVH an exclusive license to use trademarks related to CP's "Arrow" clothing line in the United States and its territories and possessions in connection with its manufacture, advertising, marketing, promotion, distribution, offer to sell and the sale of men's and boys' Licensed Product in certain specified channels of trade, including the Internet. CP also granted to PVH the right to operate most of the websites that use URLs that incorporate the ARROW trademarks. The PVH Trademark License Agreement provides for a $5.0 million minimum guaranteed annual royalty fee to be paid to CP, subject to cost of living adjustments. The initial term of the license expires on June 30, 2007; however, PVH has the option to renew the PVH Trademark License Agreement for two additional five-year terms, provided it meets certain conditions.

     The Company used $39.3 million of the net proceeds from the Purchase and Sale Agreement, the Share Purchase Agreement and the PVH Trademark License Agreement (collectively referred to as the "Transactions") to repay outstanding borrowings under its Senior Credit Facility and CP Canada's Credit Facility.

     On January 29, 2001, and pursuant to an Asset Purchase Agreement, CP Canada sold certain assets (principally inventory, personal property, and manufacturing equipment) used primarily by CP Canada's Arrow labeled apparel bearing the name or logo of other Corporate entities or other organizations ("Career Apparel") businesses in Canada, apparel sold in specialty golf stores and golf pro shops ("Golf Apparel") and FRIDAY'S BY CLUETT businesses in Canada, the United States and Puerto Rico, to The John Forsyth Shirt Company, LTD. ("Forsyth").

     Pursuant to a Trademark License Agreement ("Forsyth Trademark License Agreement"), dated as of January 29, 2001, CP and CP Canada granted to Forsyth an exclusive license to use trademarks related to the Arrow business in Canada and the Friday's By Cluett and golf apparel business in Canada, the United States and Puerto Rico. The terms of the license expires on December 31, 2005; however, Forsyth has the option to renew for two additional five year terms, provided it meets certain conditions.

     The aggregate purchase price paid by Forsyth pursuant to the Asset Purchase Agreement was approximately $8.0 million, and subject to adjustment pursuant to
Section 4 of the Asset Purchase Agreement.

     The Company used $5.4 million of the net proceeds from the Asset Purchase Agreement to repay outstanding borrowings under CP Canada's loan facility.

     The Company has completed the majority of the disposition of the shirt group segment's manufacturing and distribution operations. Accordingly, the Company's consolidated financial statements reflect the shirt segment as a discontinued operation. Consequently, the Company's remaining businesses include primarily the Sock and Licensing Groups.


Description of Business

    Based on net sales, the Company believes it is one of the leading designers, manufacturers and marketers of men's socks in the United States and has a significant market presence in women's and children's socks. While the Company serves most channels of distribution, its primary focus is on department and national chain store retailers. The Company believes its core product offering, GOLD TOE socks, provides classic styles at price points that represent exceptional value and appeal to a broad consumer base.

    The Company markets its socks using widely recognized Company-owned brands such as GOLD TOE and SILVER TOE. The Company primarily sells its products to department and national chain stores to maintain its brand image and to achieve the relatively higher selling prices and higher margins characterized by sales to these retail channels. Approximately 69.4% of the Company's net sales are derived from these core offerings, the demand for which is believed to be stable and resistant to changing fashion trends.

    Within certain territories, the Company also has licensed the exclusive rights to manufacture and market socks under such widely recognized brand names as Kenneth Cole, Nautica, Jockey and The North Face. This diverse portfolio of Company-owned and licensed brand names enables the Company to offer different brands with unique value propositions to different channels of distribution.

    The Company owns numerous trademarks, including ARROW and its related trade names such as DOVER, TOURNAMENT, LADY ARROW, FAIRFIELD BY ARROW and FRIDAY'S BY CLUETT, which it regards as valuable assets. Because of the high brand recognition, the Company is able to license the various trademarks to apparel manufacturers and distributors worldwide. The Company has over 30 licensees in various countries, which market, manufacture and sell Arrow trademarks in apparel and non-apparel products in various channels of distribution.

     The Company conducted its business through two principal segments: the Sock Group and the Licensing Group.

     The Sock Group- For the year ended December 31, 2000, the Sock Group accounted for 94.2% of the Company's net sales. The Sock Group is a market leader in department store sales of socks. The Sock Group's leading brand, GOLD TOE, was established in 1934 and generates approximately 67.3% of the Sock Group's net sales with the remaining sales generated through complementary private labels and through licensed brands such as Nautica, Jockey and Kenneth Cole. The Sock Group offers a comprehensive line of products across multiple price points, ages, genders and styles, enabling it to provide its customers with a full range of their sock requirements. For the fiscal year ended December 31, 2000, the Sock Group realized net sales and EBITDA of $169.0 million and $30.1 million, respectively. EBITDA, as defined ("EBITDA As Defined") is defined as operating income before depreciation and amortization, interest expense, taxes and restructuring and impairment charges. EBITDA As Defined should not be considered in isolation or as a substitute for net income, certain cash flows from operating activities and other income or cash flow statement data prepared in accordance with accounting principles generally accepted in the United States of America or as a measure of profitability or liquidity. EBITDA As Defined is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation.

     The Licensing Group- For the year ended December 31, 2000, the Licensing Group accounted for approximately 5.1% of the Company's net sales. The Licensing Group owns various trademarks, including ARROW, and its related trade names, DOVER, KENT, COLLARMAN, ARROW "1851," KHAKI'S by ARROW and ARROW AMERICA'S SPORT. Because of the name recognition of its ARROW brand, which was established in 1851, the Company is able to license the trademark for various apparel products both domestically and internationally. For the fiscal year ended December 31, 2000, the Licensing Group realized licensing fee revenue of $9.0 million and EBITDA As Defined of $7.0 million.

    For additional information about the Company's product categories and reportable segments, see "Note 17 - Segment Data" of the Notes to the Consolidated Financial Statements.

Marketing, Sales & Distribution

    The Sock Group is a significant supplier to many leading department and national chain store retailers. In addition, the Sock Group is a supplier to specialty stores, mass merchants and discount retailers. The Sock Group segment uses brand names by distribution channel to solidify the perceived value of such brands and to maintain their integrity. Consistent with industry practice, the Sock Group does not operate under long-term written supply agreements with its customers. The Sock Group's top ten customers accounted for 79.0% of its total net sales in the fiscal year ended December 31, 2000.

    To better serve its customers, the Sock Group installed a vendor managed inventory system ("VMI") in 1998. The VMI system provides the Sock Group with real time information on the sales of the Sock Group's products by its customers. This allows the Sock Group to monitor inventory levels at a customer and initiate replenishment orders without having to wait for the customer's direct request.

    In an effort to maximize the Sock Group's product exposure and increase sales, the Sock Group works closely with its major customers to assist them in managing their entire sock category and to promote the Sock Group's products to the consumer. In addition to frequent personal consultation with the employees of these customers, the Sock Group periodically meets with its customers' senior managers to jointly develop merchandise assortments and plan promotional events specifically tailored to that customer. The Sock Group provides merchandising assistance with store layouts, fixture designs, advertising and point of sale displays. In addition, the Sock Group provides customers with preprinted, customized advertising materials designed to increase sales. The Sock Group does not use national brand advertising because it has found the above-described advertising techniques to be more cost effective.

    As a supplement to the Sock Group's primary distribution channels, the Company operates five outlet stores that sell the Sock Group's products directly to consumers; these operations are referred to as the US Retail division. These stores generally sell irregulars, discontinued and off-price goods. The stores are located in factory outlet malls and average approximately 1,200 square feet per store. For financial reporting purposes, the financial results of the US Retail division are consolidated into the All Other segment. During the fiscal year ended December 31, 2000, no GOLD TOE outlet stores were closed and no stores were opened.

    The Sock Group employs sales people who generally have several years of industry experience. Because the turnover of buyers at retail stores is high, many retailers rely on the experience of their key vendors to manage their business for them. The Sock Group has developed a well-respected expertise in managing such businesses for its key accounts. Most sales and sales management personnel are compensated with a combination of salary and discretionary bonus based on established goals and objectives.

Raw Materials

    The Sock Group relies on outside suppliers to meet its raw material needs. The Sock Group has developed key relationships with each of the largest yarn suppliers in the industry. Due to its size, management believes the Sock Group has developed solid supplier relationships and historically has been able to obtain competitive pricing.

    The Sock Group minimizes the effects of seasonal variations in yarn prices by securing annual contracts for yarn based on its anticipated needs for each year. Sock manufacturers in the industry typically negotiate yarn contracts in the third quarter of the year for the following year. Selling prices with retailers are then negotiated in January and February based on those yarn prices. Historically, this process has acted as a natural hedge against rising yarn prices. The Sock Group has no long-term purchase commitments for raw materials.

Manufacturing

    The Sock Group produces its sock products through owned domestic manufacturing facilities, imports and subcontracting through domestic suppliers. Approximately 75.0% of all production is done at Sock Group-owned facilities, 15.0% is contracted in the United States with other suppliers and 10.0% is imported. The Sock Group operates three manufacturing facilities located in Newton and Burlington, North Carolina and Bally, Pennsylvania. Strategically, the Sock Group has begun a process to move its finishing capacity offshore where it realizes substantial savings. This operation is located in Tepiji Del Rio, Mexico, near Mexico City. Socks are primarily made from cotton, nylon or acrylic yarns. These yarns are knit on a circular knitting machine in a tube-like manner with additional courses placed in the construction to form a pocket for the wearer's heel and toe. The sock is seamed to close the toe end of the tube, dyed to the proper color and packaged for retail store presentation.

    The Sock Group's quality control program is designed to assure that its products meet predetermined quality standards. The Sock Group has devoted significant resources to support its quality improvement efforts. Each manufacturing facility is staffed with a quality control team that identifies and resolves quality issues.

Trademarks and License Agreements

The Sock Group

    The Sock Group markets its products under its own proprietary trademarks, trade names and customer-owned private labels, as well as certain licensed trademarks and trade names. The Sock Group uses trademarks, trade names and private labels as merchandising tools to assist its retail customers in coordinating their product offerings and differentiating their products from those of other retailers.

    The Sock Group owns various trademarks and trade names including GOLD TOE and SILVER TOE. These trademarks and trade names represent value in product quality and design. The Sock Group regards its trademarks and trade names as valuable assets and rigorously protects them against infringement.

    The Sock Group holds, with the exception of Kenneth Cole, the exclusive sock licenses for the following trademarks (the Kenneth Cole sock license is held by the Licensing Group; product sales under the Kenneth Cole license is consolidated into the Sock Group for financial reporting purposes only):


TRADEMARK                       TERRITORY                         EXPIRATION
---------------       -----------------------------               ----------

The North Face        U.S., Canada, Europe and Asia               12/31/2004 (1)

Kenneth Cole          U.S.                                        12/31/2003 (2)

Nautica               U.S. and Canada                             12/31/2001 (3)

Jockey                U.S.                                        12/31/2002 (4)

Union Bay             U.S.                                        12/31/2004


(1)  Option to renew.
(2) License held by Licensing Group. The Company has a good relationship with the licensor and is currently having discussions regarding license extension.
(3) The original license provided, and was renewed, for one additional three year term, which expires December 31, 2001. The Company has a good relationship with the licensor and is currently in negotiation for an additional renewal of the license for three to five years.
(4) The Company has a good relationship with the licensor and has ongoing discussions regarding renewal.

    The Sock Group is not dependent on any one of these licensed product lines (for the year ended December 31, 2000, 16.0% of the Sock Group's net sales were derived from licensed products), and the loss of any individual license would not have a material adverse effect on the Sock Group's overall profitability.

    The Sock Group has licensed the GOLD TOE trademark to two licensees in Mexico and The Philippines, which provide for minimum royalty payments to be paid to the Sock Group.

The Licensing Group

    The Licensing Group owns various trademarks and trade names, including ARROW. The ARROW trademark is widely recognized in the industry and represents excellence and value in product quality, fashion and design. Because of the name recognition of its ARROW brand, which was established in 1851, the company is able to license the ARROW brand and related trademarks for apparel products both domestically and internationally. The Licensing Group regards its trademarks and trade names as valuable assets and rigorously protects them against infringement.

    The Licensing Group licenses the ARROW and related trademarks to 30 licensees for use in territories within and outside the United States. Through licensing alliances, the Licensing Group combines its consumer insight and design, marketing and imaging skills with the specific product or geographic competencies of its licensing partners to create and build new businesses. The Licensing Group's licensing partners, who are often leaders in their respective markets, generally contribute the majority of product development costs, provide the operational infrastructure required to support the business and own the inventory. The Licensing Group works in close collaboration with its licensing partners to ensure that products are developed, marketed and distributed to address the intended market opportunities and present the Licensed Group's products consistently. While product-licensing partners may employ their own designers, the Licensing Group oversees the design of all their products. The Licensing Group also works closely with licensing partners to coordinate marketing and distribution strategies. For the fiscal year ended December 31, 2000, the Licensing Group had licensing fee revenue of $9.0 million, which includes six months of the PVH license fee revenue.

    Most of the ARROW license agreements provide for a minimum royalty payment and require the licensee to spend a percentage of net sales on advertising and marketing of products bearing the ARROW trademark . The licenses are for three or five-year terms which, in most cases, have provisions for renewal terms if the licensee has not breached the agreement and has met certain sales goals. The Licensing Group also has the right to supervise the quality of the licensed products. The Licensing Group licenses the ARROW trademark to United States licensees for use on apparel and non-apparel products such as men's fashion eyewear.

Seasonality

    The industries in which the Company operates are cyclical. Purchases of apparel tend to decline during recessionary periods and also may decline at other times. A recession in the general economy or uncertainties regarding future economic prospects could affect consumer-spending habits and could have an adverse effect on the Company's results of operations. Weak sales and resulting markdown requests from customers could also have a material adverse effect on the Company's business, results of operations and financial condition.

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


Working Capital

     Working capital needs are affected primarily by inventory levels, outstanding receivables and trade payables. At December 31, 2000, the Company had available for its use with its syndicate of lenders, a revolving credit facility of $50.0 million and a Tranche C Loan of $19.2 million. These credit facilities are used by the Company to cover fluctuations in working capital needs. At December 31, 2000, the Company had outstanding borrowings of $21.2 million under the revolver plus $17.5 million under the Tranche C Loan. Borrowings under the Tranche C Loan are due and payable on December 31, 2002, and are guaranteed by Vestar Capital Partners III, L.P. ("Vestar"). The Company had no open trade letters of credit reserved against these facilities at December 31, 2000. At December 31, 2000, the Company had additional availability of $29.5 million under these credit facilities, after consideration of $1.0 million of standby letters of credit. The Company had cash of $1.3 million at December 31, 2000.

       Inventory levels are affected by anticipated sales. It is the general practice of the Company to offer payment terms of net 30 days to the majority of its customers from the date of shipment.

Reliance on Certain Customers

The Sock Group

    The Sock Group's ten largest customers accounted for approximately 79.0% of its net sales in 2000. The Sock Group has four customers, which each individually, accounted for greater than 10.0% of net sales. Although the Company has long-standing relationships with these customers, the Company has no long-term contracts with any of these customers. A substantial reduction in sales to these customers could have a material adverse effect on the financial condition and results of operations of the Company.

The Licensing Group

         The Licensing Group's revenues from its five largest licensees accounted for approximately 56.0% of its net license fee revenue in 2000. The Licensing Group has one customer that accounted for more than 10.0% of its license fee revenue. Exposure regarding the revenue concentration is mitigated by license fee revenues being generated by various product categories and from different geographic locations throughout the world. Although the loss of any one licensee would impact the financial results of the Licensing Group, it would not likely have a material adverse effect on the financial condition and results of operations of the Company.

Employees

     As of December 31, 2000, the Company employed 1,423 persons on a full-time basis and 39 persons on a part-time basis. Of the total number of persons, 1,422 are in the Sock Group, 25 are in the US Retail division, seven are in corporate administrative functions, five are in the Licensing Group and three are in Apparel On-Line LLC. Of the total employees, 1,206 were engaged in manufacturing and distribution operations, and the remainder was employed in executive, marketing, sales and purchasing activities, and in the operation of the Company's retail outlet stores.

Competition and Industry Risks

    The sock industry is highly competitive due to its mix of large and small producers, the flow of domestic and imported merchandise and the wide diversity of retailing methods. The Company competes with numerous brands and manufacturers of socks, some of which may be significantly larger and more diversified and have greater financial and other resources than the Company. Increased competition from these and future competitors could reduce sales and prices, adversely affecting the Company's results of operations.

    The sock industry is cyclical. Purchases of apparel tend to decline during recessionary periods and also may decline at other times. A recession in the general economy or uncertainties regarding future economic prospects could affect consumer-spending habits and could have an adverse effect on the Company's results of operations. Weak sales and resulting markdown requests from customers could also have a material adverse effect on the Company's business, results of operations and financial condition.

    The Sock Group's primary sock competitors are: Sara Lee ('Hanes' and 'Champion' brands); Renfro ('Gitano' and 'Fruit-of-the-Loom' brands); Royce Hosiery Mills, Inc. ('Dockers' and 'Levi' brands); Kayser-Roth ('Burlington,' 'Hue' and 'No Nonsense' brands); American Essentials ('Calvin Klein' and 'American Essentials' brands) and Hot Sox ('Polo,' 'Hot Sox,' 'Chaps' and 'Ralph Lauren' brands). The Company believes; however, that it manufactures a more extensive line of socks for both genders and children and in a broader price range than any of its competitors.

     The Company has historically benefited from import restrictions imposed on foreign competitors in the apparel industry. The extent of import protection afforded to domestic manufacturers such as the Company; however, has been, and is likely to remain, subject to considerable political deliberation. General Agreements on Trade and Tariffs ("GATT") will eliminate, over a number of years, restrictions on imports of apparel. In addition, on January 1, 1994, the North American Free Trade Agreement ("NAFTA") became effective. Each of these agreements will reduce import constraints previously imposed on some of the Company's competitors and will increase the likelihood of competition on the basis of price.

Environmental Matters

    The Company is subject to various federal, state and local environmental laws and regulations concerning, among other things, wastewater discharges, storm water flows, air emissions, ozone depletion and solid waste disposal.

    Environmental regulation applicable to the Company's operations is becoming increasingly more stringent. The Company continues to incur capital and other expenditures each year in order to comply with current and future regulatory standards. The Company does not expect; however, that the amount of such expenditures in the future will have a material adverse effect on its financial condition, results of operations or competitive position. There can be no assurance; however, that future changes in federal, state or local regulations, interpretations of existing regulations, or the discovery of currently unknown problems or conditions will not require substantial additional expenditures. Similarly, the extent of the Company's liability, if any, for past failures to comply with laws, regulations and permits applicable to its operations cannot be determined.

Item 2.   Properties

Facilities

     The Company's principal executive offices are located at 48 West 38th Street, New York, NY 10018. The following table summarizes certain information concerning certain of the Company's facilities:

                                                       APPROX.
LOCATION                         USE                 SQUARE FEET    OWNED/LEASED
--------               -------------------------     -----------    ------------
Sock Group:
  Bally, PA............Manufacturing                    155,000          Owned
  Newton, NC...........Manufacturing                     81,600          Owned
  Burlington, NC.......Manufacturing                    251,400          Owned
  Mebane, NC...........Distribution                     300,000         Leased
  New York, NY.........Showrooms                         11,000         Leased
  Burlington, NC.......Office Space                       8,300         Leased

Licensing Group:
 New York, NY..........Showroom/Administrative           10,000         Leased

Discontinued Operations:
  Enterprise, AL.......Manufacturing (1)                 50,000          Owned
  Kitchener, Ontario...Manufacturing (1)                145,000          Owned
  Kitchener, Ontario...Distribution  (2)                125,000         Leased
  Austell, GA..........Manufacturing/Distribution (1)   593,000          Owned
  Toronto, Ontario.....Showroom (2)                       8,100         Leased
  Smyrna, GA...........Administrative (2)                28,486         Leased
  New York, NY.........Showroom/Administrative           20,000         Leased





(1)      Property held for sale as of December 31, 2000.
(2)      Property held for sub-leasing as of December 31, 2000.


    In addition, the Company operates 5 outlet stores on leased premises. The Company believes that its existing facilities are adequately insured, well maintained and in good operating condition and are otherwise adequate for its current and foreseeable level of operations for the next few years.

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

    In connection with the bankruptcy proceedings, the Company incurred bankruptcy reorganization costs of $2.5 million in 1998 for professional fees. In 1999, the Company recognized bankruptcy credits of $573,000. For 2000, the Company did not incur any costs or recognize any bankruptcy credits.



Item 4.   Submission of Matters to a Vote of Security Holders

      During the fourth quarter of 2000, no matter was submitted to a vote of security holders of the Company by means of the solicitation of proxies or otherwise.



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

Item 6.   Selected Financial Data

     The following table sets forth summary historical financial data of the Company for each of the five years in the period ended December 31, 2000. The following statement of operations data set forth below with respect to the years ended December 31, 1998, 1999 and 2000, and the balance sheet data as of December 31, 1999 and 2000, are derived from, and are referenced to, the audited consolidated financial statements of the Company included elsewhere in this annual report on Form 10-K. The statement of operations data set forth below with respect to the years ended December 31, 1996 and 1997, and the balance sheet data as of December 31, 1996, 1997 and 1998, are derived from financial statements not included in this Annual Report on Form 10-K.

                                                          1996          1997          1998          1999          2000
                                                          ----          ----          ----          ----          ----


                                                                              (DOLLARS IN MILLIONS)

Statement of Operations Data: (1)
Net sales                                                  $150.6         $157.1       $169.3        $172.6        $177.9
Operating income                                             18.6           27.0         27.1          34.2          29.1

Balance Sheet Data:  (1)
Total assets                                                181.6          187.0        193.5         197.2         153.6
Total long-term debt, net of current portion (2)              5.2             --        235.5         257.0         227.9
Debt subject to compromise  (2)                             146.0          145.6           --            --            --
Redeemable Preferred Stock  (3)                                --             --         51.3          58.3          66.2
Preferred stock   (3)                                        18.7           20.0           --            --            --



(1) Statement of Operations Data and Balance Sheet Data have been restated to reflect the Company's continuing operations including the Sock Group, the Licensing Group and all other (Latin America, Apparel On-Line LLC, Cluett American Receivables LLC, US Retail division and unallocated corporate overhead charges) and excludes the Company's discontinued Shirt Group operation. See Item 1. -Business, "Recent Events and Discontinued Operations" and Note 2. -Discontinued Operations of the Notes to the Consolidated Financial Statements.

(2) The Company filed voluntary petitions for relief under the provisions of Chapter 11 of the Federal Bankruptcy Code on July 17, 1995. The Company's recapitalization and refinancing were consummated on May 18, 1998.

(3) In connection with the recapitalization and refinancing, the Company issued 500,000 shares of 12-1/2% senior exchangeable preferred stock due 2010 and received $48.1 million. Each preferred share has a liquidation value of $100. See Note 4. -Redeemable Preferred Stock of the Notes to the Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Recent Events and Discontinued Operations

      On June 13, 2000, PVH and the Company announced an agreement (the "Agreement") for PVH to license the Arrow brand for men's and boys' licensed product in the United States. In addition, PVH and the Company agreed in principle for PVH to acquire the stock of CDG. In conjunction with the Agreement, the Company approved a plan to discontinue the Shirt Group segment's manufacturing and distribution operations.

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

      Pursuant to the Purchase and Sale Agreement, the PVH Trademark License Agreement, dated July 24, 2000, by and between CPR, CP and PVH was executed and delivered. Pursuant to the PVH Trademark License Agreement, CP granted to PVH an exclusive license to use trademarks related to CP's "Arrow" clothing line in the United States and its territories and possessions in connection with its manufacture, advertising, marketing, promotion, distribution, offer to sell and the sale of men's and boys' Licensed Product in certain specified channels of trade, including the Internet. CP also granted to PVH the right to operate most of the websites that use URLs that incorporate the ARROW trademarks. The PVH Trademark License Agreement provides for a $5.0 million minimum guaranteed annual royalty fee to be paid to CP, subject to cost of living adjustments. The initial term of the license expires on June 30, 2007; however, PVH has the option to renew the PVH Trademark License Agreement for two additional five-year terms, provided it meets certain conditions.

      The Company used $39.3 million of the net proceeds from the Purchase and Sale Agreement, the Share Purchase Agreement and the PVH Trademark License Agreement (collectively referred to as the "Transactions") to repay outstanding borrowings under its Senior Credit Facility and CP Canada's Credit Facility.

     On January 29, 2001, and pursuant to an Asset Purchase Agreement, CP Canada sold certain assets (principally inventory, personal property, and manufacturing equipment) used primarily by CP Canada's Arrow labeled apparel, "Career Apparel" businesses in Canada, "Golf Apparel" and FRIDAY'S BY CLUETT businesses in Canada, the United States and Puerto Rico, to The John Forsyth Shirt Company, LTD. ("Forsyth").

     Pursuant to a Forsyth Trademark License Agreement, dated as of January 29, 2001, CP and CP Canada granted to Forsyth an exclusive license to use trademarks related to the Arrow business in Canada and the Friday's By Cluett and golf apparel business in Canada, the United States and Puerto Rico. The terms of the license expires on December 31, 2005; however, Forsyth has the option to renew for two additional five year terms, provided it meets certain conditions.


      The aggregate purchase price paid by Forsyth pursuant to the Asset Purchase Agreement was approximately $8.0 million and subject to adjustment pursuant to Section 4 of the Asset Purchase Agreement.

      The Company used $5.4 million of the net proceeds from the Asset Purchase Agreement to repay outstanding borrowings under CP Canada's loan facility.

      The Company has completed the majority of the disposition of the shirt group segment's manufacturing and distribution operations. Accordingly, the Company's consolidated financial statements reflect the shirt segment as a discontinued operation. Consequently, the Company's remaining businesses include primarily the Sock and Licensing Groups.

     At December 31, 2000, the net assets of the Discontinued Operations are classified as held for sale in the accompanying balance sheet and are comprised of the following (Dollars in Thousands):


                                                       December  31
                                               --------------- --------------
                                                     1999            2000
                                               --------------- --------------
       Assets:
         Cash                                     $   191         $   316
         Accounts receivable                       16,149           7,985
         Inventories, net                          53,185           9,606
         Prepaid expenses                           1,134             685
         Property, plant & equipment, net          18,521          14,602
         Goodwill                                   4,740              --
         Other assets                                 950             475
                                                   ------          ------
           Total assets                            94,870          33,669

       Liabilities:
         Accounts payable & accrued expenses       23,765           6,137
         C.A.T. debt                                2,507              --
         Canadian revolving facility                7,788           5,447
         Canadian capital lease                       247             224
                                                   ------          ------
           Total liabilities                       34,307          11,808
                                                   ------          ------

           Net assets of discontinued operations  $60,563         $21,861
                                                  =======         =======

     In 2000, included as a component of the loss on disposition of discontinued segment in the accompanying consolidated statements of operations are restructuring and impairment charges of $25.0 million. These charges are comprised of $13.1 million in severance for approximately 1,250 employees ($7.6 million was paid directly from the pension plan - See Note 11), $1.5 million in facility closing costs, $4.2 in professional fees, $1.2 million write-down of inventory and property, plant and equipment, and $5.0 million other costs directly associated with the restructuring. The $21.1 million loss on disposition of discontinued segment for the year ending December 31, 2000, consists of $9.9 million in losses from operations through the commitment date (June 13, 2000) and $11.2 million in losses during the phase-out period. The $11.2 million loss on the disposition of discontinued segment consists of a $2.7 million loss on disposition and an $8.5 million reserve for estimated operating losses during the remainder of the phase-out period.


YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

         The following table sets forth, for the periods indicated, statement of operations data in dollars and as a percentage of net sales. This data has been restated to reflect the Company's continuing operations including the Sock Group, the Licensing Group and all other (Latin America, Apparel On-Line LLC, Cluett American Receivables LLC, US Retail division and unallocated corporate overhead charges) and excludes the Company's discontinued Shirt Group operation.

                                                1999                 2000
                                        ------------------    ------------------
                                                      (DOLLARS IN
                                                        MILLIONS)

 Net sales                               $172.6     100.0%    $177.9      100.0%
 Cost of sales                            107.5      62.3      113.4       63.7
                                         ------     ------     -----      ------
 Gross profit                              65.1      37.7       64.5       36.3
 Selling, general and administrative
   expense                                 30.8      17.8       35.0       19.7
 Restructuring and impairment charges       0.1       0.1        0.4        0.2
                                         ------     ------    ------      ------
 Operating income                          34.2      19.8       29.1      16.4
 Interest expense, net                     25.7      14.9       27.7      15.6
 Other expense, net                         0.2       0.1        0.1       0.1
 Bankruptcy reorganization credits        (0.6)     (0.3)         --        --
 Income taxes                               1.1       0.6        1.1       0.6
                                         ------     ------    ------      -----
 Income from continuing operations       $  7.8       4.5%    $  0.2       0.1%
                                         ======     ======    ======      =====


     Net Sales. Net sales in 2000 increased $5.3 million to $177.9 million compared to $172.6 million in 1999. Revenue in the Licensing Group increased $2.7 million to $9.0 million in 2000 from $6.3 million in 1999. This increase resulted primarily from the $2.5 million PVH license revenue increase. Net sales in the Sock Group increased $1.5 million to $167.6 million in 2000 from $166.1 million in 1999 due to volume.

     Gross Profit. Gross profit in 2000 decreased $600,000 to $64.5 million compared to $65.1 million in 1999. The Company's gross profit margin decreased to 36.3% in 2000 compared to 37.7% in 1999. The increase in the Licensing Group's net revenue of $2.7 million, as a result of the PVH license for which no related cost of sales was incurred, is offset by the Sock Group's gross profit decrease of $3.8 million to $54.9 million in 2000 compared to $58.7 million in 1999. The decrease in the Sock Group's gross profit is primarily due to higher sales volumes of lower margin product, which is known as mix deterioration.

     Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses for 2000 increased $4.2 million to $35.0 million in 2000 compared with $30.8 million in 1999. The Sock Group's SG&A expenses increased $2.9 million to $30.7 million in 2000 from $27.8 million in 1999. The increase is due to selling expenses of $1.2 million related to additional headcount expenses for expanded product lines and an increase in promotion and publicity costs of $1.6 million. The increase in promotion and publicity costs was primarily attributable to the new Gold Toe packaging initiative, launched in 2000. Continuing operations from the Retail Stores contributed approximately $500,000 of the increase and the Licensing Group expenses increased $424,000.

     Restructuring and Impairment charges. Restructuring and impairment charges in 2000 increased $300,000 to $400,000 compared to $100,000 in 1999. In 1999, the Company's Sock Group approved a restructuring plan to cease distribution operations at an owned facility located in Bally, Pennsylvania, which was completed in 1999, and to close a leased dye-house facility in Pottstown, Pennsylvania in 2000. In 2000, the Company's Sock Group completed the closing of the Pottstown, Pennsylvania facility in which it paid additional severance costs of approximately $232,000 relating to 73 employees and additional facility closing costs of $210,000. In 1999, the Company's Sock Group accrued severance of $276,000 and $90,000 of facility closing costs, which was offset by the reversal of $271,000 related to facility closing costs previously accrued.

     Operating Income. Operating income decreased $5.1 million to $29.1 million in 2000 from $34.2 million in 1999, due to the factors discussed above.

     Interest Expense, net. Interest expense increased $2.0 million to $27.7 million in 2000, as compared to $25.7 million in 1999, due primarily to prevailing interest rates during the 2000 period.

     Other Expense, net. Other expense, net remained relatively flat ($115,000 in 2000 as compared to $184,000 in 1999).

     Bankruptcy   Reorganization   Credits.   The  Company  had  no   Bankruptcy
reorganization costs or credits during the fiscal year 2000. Bankruptcy reorganization credits were $573,000 in 1999.

     Income Taxes. The provision for income taxes remained flat for the year-to-year comparison ($1.1 million). Income taxes are recorded net of a valuation allowance to provide for operating loss carryforwards based on estimated future earnings and for temporary differences based on expected timing of reversals. Consequently, income tax expense represents primarily certain state and local taxes and foreign taxes (including foreign withholding taxes).

     Income from Continuing Operations. Income from continuing operations decreased $7.6 million to approximately $200,000 in 2000 compared to income from continuing operations of $7.8 million in 1999, due to the factors discussed above.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     The following table sets forth, for the periods indicated, statement of operations data in dollars and as a percentage of net sales. This data has been restated to reflect the Company's continuing operations including the Sock Group, the Licensing Group and all other (Latin America, Apparel On-Line LLC, Cluett American Receivables LLC, US Retail division and unallocated corporate overhead charges) and excludes the Company's discontinued Shirt Group operation.

                                                 1998                 1999
                                           ----------------     ----------------
                                                    (DOLLARS IN
                                                     MILLIONS)

 Net sales                                 $169.3     100.0%    $172.6    100.0%
 Cost of sales                              110.5      65.3      107.5     62.3
                                            -----      ----      -----    -----
 Gross profit                                58.8      34.7       65.1     37.7
 Selling, general and administrative
   expense                                   30.7      18.1       30.8     17.8
 Restructuring and impairment charges         1.0       0.6        0.1      0.1
                                            -----      ----       ----     ----
 Operating income (loss)                     27.1      16.0       34.2     19.8
 Interest expense, net                       19.3      11.4       25.7     14.9
 Other expense                                2.1       1.2        0.2      0.1
 Bankruptcy reorganization costs (credits)   37.5      22.2      (0.6)    (0.3)
 Income taxes                                 0.9       0.5        1.1      0.6
                                            -----     -----      -----    -----
 Income (loss) from continuing operations $(32.7)    (19.3)%    $  7.8      4.5%
                                          =======    ======     ======    =====


     Net Sales. Net sales in 1999 increased $3.3 million to $172.6 million compared to $169.3 million in 1998. Net sales in the Sock Group increased $3.2 million to $166.1 million in 1999 from $162.9 million in 1998. This increase resulted primarily from the Company's expanded branded product offerings.

     Gross Profit. Gross profit in 1999 increased $6.3 million to $65.1 million compared to $58.8 million in 1998. The Company's gross profit margin increased to 37.7% in 1999 compared to 34.7% in 1998. The Sock Group's gross profit increased $6.2 million to $58.7 million 1999 compared to $52.5 million in 1998. This increase is due to increased sales and improved efficiencies. Sock Group gross margin increased to 34.9% in 1999 from 31.9% in 1998, primarily due to productivity and overhead absorption improvements as well as material cost reductions.

     Selling, General and Administrative Expenses. SG&A expenses for 1999 increased $100,000 to $30.8 million compared with $30.7 million in 1998. The Sock Group's SG&A expenses increased $1.3 million to $27.8 million compared to $26.5 million in 1998. This increase related to increased promotion and publicity due primarily to contractual advertising.

     Restructuring and Impairment Charges. Restructuring and impairment charges decreased $900,000 to $100,000 in 1999 compared to $1.0 million in 1998. In 1999, the Company's Sock Group approved a restructuring plan to cease distribution operations at an owned facility located in Bally, Pennsylvania, which was completed in 1999, and to close a leased dye-house facility in Pottstown, Pennsylvania in 2000. In 1999, the Company's Sock Group accrued severance of $276,000 and $90,000 of facility closing costs offset by the turn of a $271,000 prior facility closing costs accrual related to this restructuring plan. During 1998, the Company's Sock Group consolidated certain distribution facilities and closed a sock knitting facility. The Company recorded restructuring charges of $1.0 million related to this closure.

     Operating Income. Operating income increased $7.1 million to $34.2 million in 1999 from $27.1 million in 1998 due to the factors noted above.

     Interest Expense, net. Interest expense increased $6.4 million to $25.7 million in 1999 compared to $19.3 million in 1998, due primarily to higher debt levels.

     Other Expense, net. Other expense, net decreased $1.9 million to $200,000 in 1999 compared to $2.1 million in 1998, due primarily to the Connelly Litigation. In March 2000, the Company and a former employee reached an agreement in principle to settle all matters relating to an action brought by the employee for the sum of $1.75 million, for which $1.6 million was reserved at December 31, 1998, and an additional $150,000 was reserved at December 31, 1999.

     Bankruptcy Reorganization Costs (Credits). Bankruptcy reorganization costs decreased $38.1 million to $(600,000) in 1999 compared to bankruptcy reorganization expense of $37.5 million in 1998. During 1998, the Company incurred bankruptcy reorganization costs resulting from the payment of post-petition interest, default interest, and fees to creditors in accordance with the terms of the Plan, with no corresponding costs incurred in 1999.

     Income Taxes. Provision for income taxes increased $200,000 to $1.1 million in 1999 compared to $900,000 in 1998. Income taxes are recorded net of a valuation allowance to provide for operating loss carryforwards based on estimated future earnings and for temporary differences based on expected timing of reversals. Consequently, income tax expense represents primarily certain state and local taxes and foreign taxes (including foreign withholding taxes).

     Income (Loss) from Continuing Operations. Income from continuing operations increased $40.5 million to $7.8 million in 1999 compared to a net loss from continuing operations of $(32.7) million in 1998, due primarily to the factors noted above.

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

Cash Flows

     Cash and cash equivalents decreased $5.7 million to $1.3 million in 2000 from $7.0 million in 1999 primarily as a result of $2.5 million and $47.4 million in net cash provided in operating and investing activities, respectively, offset by $29.2 million and $26.4 million in net cash used in financing activities and net cash used in discontinued operations, respectively. Net cash provided by operating activities resulted from $8.1 million in non-cash depreciation and amortization charges plus the Company's $21.1 million loss on discontinued operations offset by the Company's net loss of $21.0 million plus a net decrease in working capital of $6.1 million. Net cash provided by investing activities resulted primarily from $51.2 million in proceeds received from the Transactions offset against $3.8 million in capital expenditures. Net cash used by financing activities resulted primarily from net repayments under the Company's line of credit agreement of $11.2 million and payments on long-term debt of $45.4 million, offset by proceeds from the issuance of long-term debt of $28.2 million

Liquidity and Capital Resources

     The Company's liquidity needs arise primarily from debt service and the funding of working capital and capital expenditures. As of December 31, 2000, the Company had outstanding $234.2 million of debt consisting of $125.0 million in senior subordinated notes (including the Parity Notes), a Senior Credit Facility consisting of a $26.7 million term A loan, a $43.8 million term B loan, $17.5 million Tranche C loan and $21.2 million in revolving credit facilities borrowings. During 2000, the Company had net repayments in revolving credit facilities of $11.2 million, proceeds from the issuance of long-term debt of $28.2 million and repaid $45.4 million in term loans and notes payable.

     Net availability under the revolver at December 31, 2000, was $29.5 million in addition to cash and cash equivalents of $1.3 million.

Debt Service

     Principal and interest payments under the Company's debt agreements represent significant liquidity requirements for the Company. Aggregate principal payments on the Company's indebtedness are $6.3 million, $25.3 million, $9.6 million, $46.9 million and $21.1 million, for each of the years 2001 through 2005, respectively, with $125.0 million thereafter through 2008.

     The Company's senior subordinated notes mature in 2008 and require semi-annual interest payments at an annual rate of 10 1/8%. The term A and B loans mature in 2004 and 2005, respectively, and require quarterly principal payments and quarterly interest payments at floating rates based upon the interest rate option elected by the Company. The revolving credit facilities expire at May 2004, and require quarterly interest payments at floating rates based upon the interest rate option elected by the Company. Borrowings under Tranche C Loan mature on 12/31/02 and are guaranteed by Vestar. Cash paid for interest in 2000 was $24.9 million. Interest expense for 2001 is expected to be $24.2 million, including $1.8 million of non-cash amortization of deferred debt issuance costs.

Covenant Restrictions

     The Senior Credit Facility contains a number of covenants that, among other things, restrict the ability of the Company and its subsidiaries, other than pursuant to specified exceptions, to dispose of assets, incur additional indebtedness, incur guarantee obligations, repay other indebtedness, pay dividends, create liens on assets, enter into leases, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, make capital expenditures, enter into sale and leaseback transactions, change the nature of their business or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities. In addition, under the Senior Credit Facility the Company is required to comply with specified financial ratios and tests, including minimum fixed charge coverage and interest coverage ratios and maximum leverage ratios, including a senior leverage ratio and a total leverage ratio and a minimum EBITDA test, each of which is tested as of the last day of each fiscal quarter of the Company and its subsidiaries. The amendments in May 1998, December 1998, March 1999, September 1999, March 2000, June 2000 and March 2001 revised the original covenants.

     In conjunction with the disposition of certain segments of the Company's business, (Note 2) in March 2001, the Company revised on-going covenants and at December 31, 2000, the Company was in compliance with its financial ratio covenants.

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

Capital Expenditures

     Capital expenditures during 2000 were $3.8 million and related primarily to general improvements to the Company's manufacturing facilities. Total capital spending for 2001 is expected to be $5.9 million and also relates primarily to general improvements to the Company's manufacturing facilities.

Financing Sources and Cash Flows

     At December 31, 2000, the Company had $1.3 million in cash and additional availability of $29.6 million under the revolving credit facilities included in the Senior Credit facility, after consideration of $1.0 million of standby letters of credit.

    The Company has a substantial amount of indebtedness. The Company relies on internally generated funds and, to the extent necessary, on borrowings under the revolving credit facilities to meet its liquidity needs. The Company's ability to incur additional indebtedness is limited under its existing borrowing arrangements.

Income Taxes

     See Note 10  "Income  Taxes"  of the  Notes to the  Consolidated  Financial
Statements included on pages F-8 through F-38 of the Consolidated Financial Statements.

New Accounting Pronouncements

     See Note 3 "New Accounting Pronouncements" of the Notes to the Consolidated Financial Statements included on pages F-8 through F-38 of the Consolidated Financial Statements.

Inflation

     General CPI increased 3.4% during fiscal 2000 and apparel, which is indicative of our inventory, decreased 1.8%. We make no assurances that continued inflation or deflation will not have a material adverse effect on our sales and gross profit dollars.

Cautionary Statement Regarding Forward-Looking Statements

     This Annual Report on Form 10-K contains certain statements that describe the Company's beliefs concerning future business conditions and the outlook for the Company based on currently available information. The preceding Management's Discussion and Analysis contains forward-looking statements regarding the Company's performance, liquidity and the adequacy of its capital resources. These forward looking statements are subject to risks, uncertainties and other factors which could cause the Company's actual results, performance or achievement to differ materially from those expressed in, or implied by these statements. These risks, uncertainties and other factors include but are not limited to, the following: (i) the financial strength of the retail industry and the level of consumer spending for apparel, (ii) the Company's ability to develop, market and sell its products, (iii) increased competition from other manufacturers of socks, (iv) general economic conditions, (v) hiring and retaining effective team members, and (vi) sourcing merchandise from domestic and international vendors. Therefore, while management believes that there is a reasonable basis for the forward-looking statements, undue reliance should not be placed on those statements.

Item 7A. Quantitative and Qualitative disclosures about Market Risk

Market Risk Factors

     The Company has market risk exposure from changes in interest rates and foreign currency exchange rates. The Company operates under a senior credit facility at variable interest rates. Interest expense is primarily affected by the general level of U.S. interest rates, LIBOR and European base rates. Currently, the Company does not engage in any derivative type instruments in order to hedge against interest rates and foreign currency exchange rate fluctuations. However, the Company feels it is limited in its exposure to foreign currency exchange rate changes as inventory purchase contracts are denominated in US Dollars.

Floating Interest Rate Risk
     In order to assess the impact of changes in interest rates on future earnings and cash flow, the Company assumed a 1.0% (100 basis points) unfavorable shift in the underlying interest rate would result in additional interest expense of $1.1 million.

Fixed  Interest Rate Risk
     The fair value of long-term fixed interest rate debt and fixed interest rate preferred stock is also subject to interest rate risk. Generally, the fair value of fixed interest rate debt and preferred stock will increase as interest rates fall and decrease as interest rates rise. A hypothetical 100 basis point increase in the prevailing interest rates at December 31, 2000, would result in a decrease in fair value of total long-term debt and preferred stock, by approximately $ 1.3 million.

Item 8. Consolidated Financial Statements and Supplementary Data


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



PAGE
---------
Report of Independent Auditors' as of and for the years ended
December 31, 2000 and 1999                                                 F-2

Report of Independent Auditors' as of December 31, 1998 and for
the year ended December 31, 1998                                           F-3

Consolidated Financial Statements:

    Consolidated Balance Sheets as of December 31, 1999 and 2000           F-4

    Consolidated Statements of Operations for the years ended
    December 31, 1998, 1999 and 2000                                       F-5

    Consolidated Statements of Stockholder's Deficit for the years
    ended December 31, 1998, 1999 and 2000                                 F-6

    Consolidated Statements of Cash Flows for the years ended
    December 31, 1998, 1999 and 2000                                       F-7

Notes to Consolidated Financial Statements                                 F-8

Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts for each of the
           years in the three-year period ended December 31, 2000           39



All other schedules are omitted because they are not applicable or the required information is provided in the Consolidated Financial Statements or related notes thereto.

             REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT AUDITORS'


Board of Directors
Cluett American Corp. and Subsidiaries
New York, New York

We have audited the accompanying consolidated balance sheets of Cluett American Corp. and subsidiaries (the "Company"), a wholly-owned subsidiary of Cluett American Investment Corp., as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholder's deficit, and cash flows for the years then ended. Our audit also included the financial statement schedule listed in the Index at Item 14(a) for the years ended December 31, 2000 and 1999. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cluett American Corp. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the years ended December 31, 2000 and 1999, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                       /s/ Deloitte & Touche LLP

Raleigh, North Carolina
March 23, 2001

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS'


Board of Directors
Cluett American Corp. and Subsidiaries

We have audited the accompanying consolidated statement of operations, stockholder's deficit and cash flows of Cluett American Corp. and subsidiaries, a wholly owned subsidiary of Cluett American Investment Corp. ("Holdings"), for the year ended December 31, 1998. Our audit also included the financial statement schedule listed in the Index at Item 14(a) for the year ended December 31, 1998. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Cluett American Corp. and subsidiaries for year ended December 31, 1998 in conformity with accounting principles generally accepted in the United States. Also, in our opinion the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                                           /s/ Ernst & Young LLP


Atlanta, Georgia
March 19, 1999

                     CLUETT AMERICAN CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,
                                                        1999               2000

ASSETS                                                  (DOLLARS IN  THOUSANDS)
Current assets:
  Cash and cash equivalents                           $  7,048         $   1,268
  Accounts receivable, net                              29,370            33,442
   Inventories, net                                     24,920            30,434
   Prepaid expenses and other current assets             1,995             1,176
   Net assets of discontinued operations                60,563            21,861
                                                     ---------          --------
Total current assets                                   123,896            88,181

Property, plant and equipment, net                      29,273            26,930
Deferred financing costs                                10,842             9,966
Pension assets                                          32,187            27,545
Other noncurrent assets                                  1,001               946
                                                     ---------          --------
Total assets                                          $197,199          $153,568
                                                     =========          ========

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
  Accounts payable and accrued expenses               $ 16,510          $ 13,709
  Accrued interest payable                               3,861             5,362
  Restructuring reserve                                    421             8,380
  Short-term debt and current portion of
    long-term debt                                       5,600             6,258
  Income taxes payable                                   1,970             1,942
                                                     ---------          --------
Total current liabilities                               28,362            35,651

Long-term debt                                         256,950           227,931
Other noncurrent liabilities                               147                59
Redeemable preferred stock dividends payable               637               718

Commitments and Contingencies

Senior Exchangeable Preferred Stock Due 2010,
 cumulative, $.01 par value:authorized
 4,950,000 shares, issued and outstanding
 599,145 shares in 1999 and 676,379 shares
 in 2000 (liquidation preference of $59,915
 in 1999 and $63,659 in 2000)                           58,329            66,214
Stockholder's deficit:
  Common stock, $1 par value: authorized,
  issued and outstanding 1,000 shares                        1                 1
  Additional paid-in capital                           135,100           127,134
  Accumulated deficit                                (282,046)         (303,036)
  Accumulated other comprehensive loss                   (281)           (1,104)
                                                     ---------         ---------
Total stockholder's deficit                          (147,226)         (177,005)
                                                     ---------         ---------
Total liabilities and stockholder's deficit          $ 197,199         $ 153,568
                                                     =========         =========

                             See accompanying notes.

                     CLUETT AMERICAN CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                    YEAR ENDED DECEMBER 31,
                                                  1998        1999        2000
                                                    (DOLLARS IN THOUSANDS)

Net sales                                       $169,347    $172,562    $177,886
Cost of goods sold                               110,580     107,445     113,375
                                                --------    --------    --------
Gross profit                                      58,767      65,117      64,511
Selling, general and administrative expenses      30,616      30,842      34,982
Restructuring and impairment charges               1,022          95         442
                                                --------    --------    --------
Operating income                                  27,129      34,180      29,087
Interest expense, net                             19,279      25,700      27,721
Other expense, net                                 2,131         184         115
                                                --------    --------    --------
Income from continuing operations before
 bankruptcy reorganization costs(credits)
 and income taxes                                  5,719       8,296       1,251

Bankruptcy reorganization costs (credits)         37,528       (573)          --
                                                --------    --------    --------
Income (loss) from continuing operations
 before income taxes                            (31,809)       8,869       1,251

Income taxes                                         868       1,051       1,094
                                                --------    --------    --------
Income (loss) from continuing operations        (32,677)       7,818         157

Discontinued operations:

 Loss from operations of discontinued segment    (4,157)    (24,931)     (9,937)

 Loss on disposition of business segment,
 including provision of $8.5 million for
 phase-out period operating losses                    --          --    (11,210)
                                               ---------   ---------   ---------
Net loss                                       $(36,834)   $(17,113)   $(20,990)
                                               =========   =========   =========






                             See accompanying notes.

                     CLUETT AMERICAN CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIT
                             (DOLLARS IN THOUSANDS)

                                                       COMMON STOCK           ADDITIONAL                   OTHER

                                                                              PAID-IN            ACCUMULATED   COMPREHENSIVE

                                                      SHARES    AMOUNT        CAPITAL       DEFICIT            LOSS        TOTAL

Balance at December 31, 1997                           2,000     $   2      $ 173,592    $ (228,099)       $ (2,303)    $ (56,808)
Net loss                                                  --        --             --       (36,834)              --      (36,834)
Foreign currency translation adjustment                   --        --             --            --            1,270         1,270
                                                                                                                        ----------
Comprehensive loss                                                                                                        (35,564)
                                                                                                                        ----------
Accretion of dividend on redeemable preferred stock       --        --        (2,078)            --               --       (2,078)
Distribution to Parent                                    --        --       (87,522)            --               --      (87,522)
Contribution of intercompany debt due to Parent           --        --         27,609            --               --        27,609
Distribution to Parent for debt purchase                  --        --       (13,000)            --               --      (13,000)
Contribution of preferred stock from Parent               --        --         22,086            --               --        22,086
Contribution of common stock from Parent             (1,000)       (1)            --             --               --           (1)
Accretion of dividend on senior exchangeable
    preferred stock                                       --        --        (3,678)            --               --       (3,678)
Accretion of fees on senior exchangeable                  --        --           (90)            --               --          (90)
    preferred stock
                                                      -------     -----       -------      ---------       ---------    ----------
Balance at December 31, 1998                           1,000         1        116,919      (264,933)         (1,033)     (149,046)

Net loss                                                                                    (17,113)                      (17,113)
Foreign currency translation adjustment                                                                         752            752
                                                                                                                        ----------
Comprehensive loss                                                                                                        (16,361)
                                                                                                                        ----------
Capital contribution from Parent                                               25,255                                       25,255
Accretion of dividend on senior exchangeable
  preferred stock                                                             (6,920)                                      (6,920)
Accretion of fees on senior exchangeable
  preferred stock                                                               (154)                                        (154)
                                                      -------      -----      -------      ---------       ---------    ----------

Balance at December 31, 1999                           1,000          1       135,100      (282,046)           (281)     (147,226)

Net loss                                                                                    (20,990)                      (20,990)
Foreign currency translation adjustment                                                                        (823)         (823)
                                                                                                                        ----------
Comprehensive loss                                                                                                        (21,813)
                                                                                                                        ----------
Accretion of dividend on senior exchangeable
  preferred stock                                                             (7,812)                                      (7,812)
Accretion of fees on senior exchangeable                                        (154)                                        (154)
  preferred stock
                                                      -------      -----      --------     ----------      ----------    ----------
Balance at December 31, 2000                           1,000         $1       $127,134     $(303,036)        $(1,104)    $(177,005)
                                                      =======      =====      ========     ==========      ==========    ==========


                             See accompanying notes.

                     CLUETT AMERICAN CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                    YEAR ENDED DECEMBER 31,
                                               1998          1999         2000
                                                    (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
Net loss                                    $ (36,834)    $ (17,113)   $(20,990)
Adjustments to reconcile net loss
to net cash and cash equivalents
provided by (used in) operating
activities:
  Loss from discontinued operations              4,157        24,931       9,937
  (Gain)loss on sale of discontinued
    operations                                      --            --      11,210
  Write-down of property, plant and
    equipment                                    1,094           360          54
  Write-off of deferred acquisition costs          489            --          --
  Depreciation and amortization                  6,452         7,599       8,073
  (Gain)loss on sale of property, plant
    and equipment                                 (33)         (202)         299
  Adjustments of liabilities subject to
    compromise                                (22,442)            --          --

Changes in operating assets and liabilities,
excluding the effect of acquisition:
  Accounts receivable                            (134)       (3,837)     (4,072)
  Inventories                                  (3,252)         2,242     (5,514)
  Prepaid expenses and other current assets         17         (189)         819
  Pension and other non-current assets        (13,053)       (1,567)       4,697
  Accounts payable and accrued expenses        (2,866)         (980)     (1,300)
  Restructuring                                     --            --       (421)
  Income taxes payable                           (678)           495        (28)
  Other liabilities                                835         (234)        (74)
  Due to parent                                 25,520         8,645          --
  Effect of changes in foreign currency          3,190       (2,683)       (240)
                                              --------      --------    --------
Net cash and cash equivalents provided by
  (used in) operating activities of
  continuing operations                       (37,538)        17,467       2,450
                                              --------      --------    --------
INVESTING ACTIVITIES
Purchase of property, plant and equipment      (8,091)       (6,416)     (3,827)
Proceeds on disposal of property, plant and
  equipment                                        156         1,262          34
Proceeds from sale of discontinued operations       --            --      51,180
                                              --------      --------    --------
Net cash and cash equivalents used in
  investing activities of continuing
  operations                                   (7,935)       (5,154)      47,387

FINANCING ACTIVITIES
Issuance of preferred stock                     48,125            --          --
Distribution to parent                        (87,522)            --          --
Net borrowings (repayments) under
  line-of-credit agreement                       4,287        24,100    (11,204)
Proceeds from issuance of long term debt       222,000            --      28,200
Principal payments on long term debt           (1,300)       (3,600)    (45,357)
Financing costs paid                                --            --       (866)
Payments on pre-petition liabilities         (146,490)            --          --
Principal payments on capital leases           (2,377)            --          --
                                             ---------      --------    --------
Net cash and cash equivalents (used in)
  provided by financing activities of
  continuing operations                         36,723        20,500    (29,227)
                                             ---------      --------    --------
Cash provided by (used in)  discontinued
  operations                                     2,537      (28,339)    (26,390)
                                             ---------      --------    --------
Net change in cash and cash equivalents        (6,213)         4,474     (5,780)
Cash and cash equivalents at beginning of
  year                                           8,787         2,574       7,048
                                             ---------      --------    --------
Cash and cash equivalents at end of year     $   2,574      $  7,048    $  1,268
                                             =========      ========    ========
SUPPLEMENTAL DISCLOSURES
Cash paid during the year:
 Interest                                    $  17,073      $ 23,341    $ 24,924
 Income taxes                                $   1,236      $    648    $  1,196
                             See accompanying notes.

                     CLUETT AMERICAN CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Background

         Cluett American Corp. and its subsidiaries (the "Company") are a wholly owned subsidiary of Cluett American Investment Corp ("Holdings"). The Company was organized in 1982 and primarily designs, manufactures and markets socks in the United States, as well as licenses its proprietary trademarks and trade names domestically and internationally. Formerly, the Company designed, manufactured and marketed dress shirts and men's and women's sportswear in the United States and Canada (see Note 2 - Discontinued Operations).

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

     The Company and Holdings used the equity investments in conjunction with borrowings under a new $160.0 million senior credit facility, $112.0 million in proceeds from the Company's issuance of Senior Subordinated Notes due 2008 and $48.1 million in net proceeds from the issuance of Senior Exchangeable Preferred Stock due 2010, to complete its recapitalization (the "Recapitalization") under which all of Holdings' and the Company's existing pre-petition obligations and all borrowings under the Company's debtor-in-possession facility, were paid in full. In addition, the Company issued $13.0 million in Senior Subordinated Notes due 2008 (the "Parity Notes") to Holdings shareholders that were shareholders prior to the bankruptcy as part of the Recapitalization. These notes are identical in, and rank in parity with, the $112.0 million Senior Subordinated Notes due 2008. As of December 31, 2000, approximately $2.0 million of Parity Notes had been converted to Senior Subordinated Notes.

2. Discontinued Operations

         On June 13, 2000, Phillips-Van Heusen Corporation, ("PVH"), and the Company announced an agreement (the "Agreement") for PVH to license the Arrow brand for men's and boys' dress shirts and sportswear in the United States. In addition, PVH and the Company agreed in principle for PVH to acquire the stock of the Company's wholly-owned subsidiary, Cluett Designer Group, Inc. ("CDG"), the licensee for Kenneth Cole dress shirts. In conjunction with the Agreement, the Company approved a plan to discontinue the shirt group segment's manufacturing and distribution operations.

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

                     CLUETT AMERICAN CORP. AND SUBSIDIARIES

2. Discontinued Operations (Continued)

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

         Pursuant to the Purchase and Sale Agreement, the PVH Trademark License Agreement, dated July 24, 2000, by and between Cluett Peabody Resources Corporation ("CPR), a Delaware corporation and a wholly-owned subsidiary of the Company , CP and PVH was executed and delivered. Pursuant to the PVH Trademark License Agreement, CP granted to PVH an exclusive license to use trademarks related to CP's "Arrow" clothing line in the United States and its territories and possessions in connection with its manufacture, advertising, marketing, promotion, distribution, offer to sell and sale of men's and boys' Licensed Product in certain specified channels of trade, including the Internet. CP also granted to PVH the right to operate most of the websites that use URLs that incorporate the ARROW trademarks. The PVH Trademark License Agreement provides for a $5.0 million minimum guaranteed annual royalty fee to be paid to CP, subject to cost of living adjustments. The initial term of the license expires on June 30, 2007; however, PVH has the option to renew the PVH Trademark License Agreement for two additional five-year terms, provided it meets certain conditions.

      The Company used $39.3 million of the net proceeds from the Purchase and Sale Agreement, the Share Purchase Agreement and the PVH Trademark License Agreement (collectively referred to as the "Transactions") to repay outstanding borrowings under its Senior Credit Facility and CP Canada's Credit Facility.

     On January 29, 2001, and pursuant to an Asset Purchase Agreement, the CP Canada sold certain assets (principally inventory, personal property and manufacturing equipment) used primarily by CP Canada's Arrow labeled apparel, "Career Apparel" businesses in Canada, "Golf Apparel" and FRIDAY'S BY CLUETT businesses in Canada, the United States and Puerto Rico, to The John Forsyth Shirt Company, LTD. ("Forsyth").

     Pursuant to a Forsyth Trademark License Agreement, dated as of January 29, 2001, CP and CP Canada granted to Forsyth an exclusive license to use trademarks related to the Arrow business in Canada and the Friday's By Cluett and golf apparel business in Canada, the United States and Puerto Rico. The terms of the license expires on December 31, 2005; however, Forsyth has the option to renew for two additional five year terms, provided it meets certain conditions.

      The aggregate purchase price paid by Forsyth pursuant to the Asset Purchase Agreement was approximately $8.0 million and subject to adjustment pursuant to Section 4 of the Asset Purchase Agreement.

     The Company used $5.4 million of the net proceeds from the Asset Purchase Agreement to repay outstanding borrowings under CP Canada's loan facility.

                       CLUETT AMERICAN CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Discontinued Operations (Continued)

         The Company has completed the majority of the disposition of the shirt group segment's manufacturing and distribution operations. Accordingly, the Company's consolidated financial statements reflect the shirt segment as a discontinued operation. Consequently, the Company's remaining businesses include primarily the Sock and Licensing Groups.

         The Company has reflected the trade assets, trade liabilities and credit facility paid off, and operations of the shirt segment as discontinued in the accompanying consolidated financial statements. The net assets of the shirt segment classified as discontinued operations in the accompanying balance sheets and are comprised of the following (in thousands):

                                                         December  31
                                                    --------       --------
                                                       1999           2000
                                                    --------       --------
       Assets:
         Cash                                          $ 191          $ 316
         Accounts receivable                          16,149          7,985
         Inventories, net                             53,185          9,606
         Prepaid expenses                              1,134            685
         Property, plant & equipment, net             18,521         14,602
         Goodwill                                      4,740             --
         Other assets                                    950            475
                                                    --------       --------
            Total assets                              94,870         33,669
                                                    --------       --------

       Liabilities:
         Accounts payable & accrued expenses          23,765          6,137
         C.A.T. debt                                   2,507             --
         Canadian revolving facility                   7,788          5,447
         Canadian capital lease obligation               247            224
                                                    --------       --------
            Total liabilities                         34,307         11,808
                                                    --------       --------
            Net assets of discontinued operations    $60,563        $21,861
                                                    ========       ========


         In 2000, included as a component of the loss on disposition of discontinued segment in the accompanying consolidated statements of operations are restructuring and impairment charges of $25.0 million. These charges are comprised of $13.1 million in severance for approximately 1,250 employees ($7.6 million was paid directly from the pension plan - See Note 11), $1.5 million in facility closing costs, $4.2 million in professional fees, $1.2 million write-down of inventory and property, plant and equipment, and $5.0 million other costs directly associated with the restructuring. The $21.1 million loss on disposition of discontinued segment for the year ending December 31, 2000 consist of $9.9 million in losses from operations through the commitment date (June 13, 2000) and $11.2 million in losses during the phase-out period. The $11.2 million loss on the disposition of discontinued segment consists of a $2.7 million loss on disposition and an $8.5 million reserve for estimated operating losses during the remainder of the phase-out period.

Net sales related to discontinued operations for the years ended December 31, 1998, 1999 and 2000 were $209.8 million, $176.9 million and $117.2 million, respectively.

                   CLUETT AMERICAN CORP. AND SUBSIDIARIES

3. Significant Accounting Policies

Principles of Consolidation

     The consolidated financial statements include all subsidiary companies of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash Equivalents

    The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable

    The Company's principal customers are retail stores and chains primarily located in the United States. Royalty and licensing income is earned from a worldwide base of licensees engaged in the sale and manufacture of textiles and apparel. The Company generally does not require collateral on accounts receivable.

Inventory Valuation

    Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories are stated net of an allowance for obsolete and slow moving inventory.

Property, Plant and Equipment

    Property, plant and equipment are stated at cost and are depreciated principally by the straight-line method over the estimated useful lives of the assets as follows:


         Buildings...............................32-39 years
         Site improvements.......................15-39 years
         Machinery, equipment and other..........3-10 years
         Leasehold improvements..................The lesser of the lease term or estimated useful life
Impairment

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

                     CLUETT AMERICAN CORP. AND SUBSIDIARIES

3. Significant Accounting Policies (Continued)

Deferred Financing Costs

    Deferred financing costs represent expenses related to issuance of the Company's senior credit facilities and Senior Subordinated Notes. These costs are being amortized to interest expense using the effective interest method over the lives of the related debt agreements.

Income Taxes

    Deferred income taxes are provided at the enacted marginal rates on the differences between the financial statement and income tax basis of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company files a consolidated federal income tax return with Holdings and separate, consolidated or unitary state and local income tax returns in accordance with the filing requirements and options applicable in the jurisdiction in which income tax returns are required. Income tax expense for the Company is presented in the accompanying consolidated financial statements calculated on a separate return basis.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could be different from those estimates.

Revenue Recognition

     The Company recognizes revenue when the apparel is shipped. At this point, persuasive evidence of a sale arrangement exists, delivery has occurred, the Company's price to the buyer is fixed and collectibility of the associated receivable is reasonably assured. Customer returns and allowances have been provided based on estimated returns. Fees from the licensing of trademarks and processes relating to the textile and apparel industry are recognized ratably over the period of time for fixed license fees and based on estimated sales for variable royalty fees. The Company recognized licensing fees of $6.4 million, $6.4 million and $9.1 million in 1998, 1999 and 2000, respectively, which are included in net sales in the accompanying consolidated statements of operations.

Interest Expense, net

     The Company includes interest income from overnight investment in net interest expense. The Company recorded interest income of $179,000, $244,000 and $128,000 in 1998, 1999 and 2000 respectively.

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standard Board issued Statement No. 133, "Accounting For Derivative Instruments And Hedging Activities" ("SFAS No. 133"). This statement (as amended by SFAS No.137) is effective January 2001. This statement establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet measured at fair at fair value. The Company will adopt SFAS No. 133 on January 1, 2001. Management does not believe the adoption of SFAS No. 133 will have a material impact on the Company's results of operations or financial position.

                     CLUETT AMERICAN CORP. AND SUBSIDIARIES

4. Redeemable Preferred Stock

     In connection with the Recapitalization, the Company issued 500,000 shares of 12 1/2% Senior Exchangeable Preferred Stock ("Preferred Stock") due 2010 and received net proceeds of $48.1 million. Each preferred share has a liquidation preference of $100. The holders of the Preferred Stock will be entitled to receive, as and if dividends are declared by the Board of Directors out of funds the Company has legally available, cumulative preferential dividends from the date of issuance of the Preferred Stock accruing at the rate per share of 12 1/2 % per annum. Dividends are payable semiannually in arrears on May 15 and November 15 of each year, commencing on November 15, 1998, to the holders of record as of the preceding May 1 and November 1. On or prior to May 15, 2003, the Company may, at its option, pay dividends in cash or in additionally fully paid and non-assessable shares of Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends. The carrying value of Senior Exchangeable Preferred Stock at December 31, 1999 and 2000 reflects accretion of $244,000 and $398,000, respectively, in transaction fees. Through December 31, 2000, the Company declared and paid stock dividends aggregating 176,379 shares on its Preferred Stock. As of December 31, 2000, the Company had issued and outstanding 676,379 cumulative shares.

5. Restructuring and Impairment Charges

Continuing Operations
     During 1998, the Company's  Sock Group  consolidated  certain  distribution
facilities  and  closed  a  sock  knitting   facility.   The  Company   recorded
restructuring charges of $1.0 million related to this closure.

     In 1999, the Company's Sock Group approved a restructuring plan to cease distribution operations at an owned facility located in Bally, Pennsylvania, which was completed in 1999, and to close a leased dye-house facility in Pottstown, Pennsylvania in 2000. In 1999, the Company's Sock Group accrued severance of $276,000 and $90,000 of facility closing costs, which was offset by a reversal of $271,000 related to facility closing costs previously accrued.

      In 2000, the Company's Sock Group completed the closing of the Pottstown, Pennsylvania facility in which it paid additional severance costs of approximately $232,000 relating to 73 employees and additional facility closing costs of $210,000.

Discontinued Operations
      During 1998, the Company recorded $1.3 million in facility closure costs for distribution center consolidation and lease termination. These charges are included as a component of the loss from operations of discontinued segment in the consolidated statements of operations.

     During 1998, the Company's qualified defined benefit plan was amended to provide an Early Retirement Program. The total charge in 1998 and 1999 related to the program was $877,000 and $1,443,000, respectively. These charges are included as a component of the loss from operations of discontinued segment in the consolidated statements of operations.

     During 1999, the Company approved a plan to close its owned manufacturing facility located in Enterprise, Alabama and consolidate certain administrative functions within the Company's corporate group. Special termination benefits of $1.7 million related to 280 employees of the Enterprise facility were provided through the company's pension plan (see Note 11). All terminations were completed by December 31, 1999. The Company also recorded an impairment charge of $383,000 to adjust the carrying value of the Enterprise facility to fair market value based upon the consideration to be received. The Company recorded $737,000 of other costs directly associated with the restructuring. These charges are included as a component of the loss from operations of discontinued segment in the consolidated statements of operations.

                     CLUETT AMERICAN CORP. AND SUBSIDIARIES

5. Restructuring and Impairment Charges (Continuing)

     As a result of the Transactions, described in Note 2. -Discontinued Operations, the Company recorded a $4.5 million C.A.T. goodwill impairment charge in June 2000 to adjust the carrying value of these assets to fair market value based upon the actual consideration to be received. The Company also recorded a $50,000 write-down of property, plant, and equipment. These charges are included as a component of the loss from operations of a discontinued segment in the accompanying consolidated statements of operations.

     In 2000, included as a component of the loss on disposition of discontinued segment in the accompanying consolidated statements of operations are restructuring and impairment charges of $25.0 million. These charges are comprised of $13.1 million in severance for approximately 1,250 employees ($7.6 million was paid directly from the pension plan - See Note 11), $1.5 million in facility closing costs, $4.2 in professional fees, $1.2 million write-down of inventory and property, plant and equipment, and $5.0 million other costs directly associated with the restructuring.

Restructuring and impairment charges are summarized as follows (in thousands):
                                                    1998       1999       2000
                                                    ----       ----       ----
  Continuing Operations:
    Severance costs                               $  266     $  276    $   232
    Facility closure costs                           674      (181)        210
    Other                                             82         --         --
                                                   -----      -----       ----
  Restructuring and impairment charges from
    continuing operations                          1,022         95        442
                                                   -----      -----       ----
  Discontinued Operations:
    Severance costs                                  929      3,178     13,110
    Facility closure costs                         1,292        383      1,530
    Other                                             --        737     10,400
                                                   -----      -----     ------
  Restructuring and impairment charges from
    discontinuing operations                       2,221      4,298     25,040
                                                   -----      -----     ------
  Total                                           $3,243     $4,393    $25,482
                                                  ======     ======    =======

The restructuring reserve at December 31, 1998, 1999 and 2000, is summarized as follows (in thousands):
                              Severance      Facility Closure    Other     Total
                                Costs
Balance, January 1, 1998        $ 25               $ 727         $ 427    $1,179
Additions                        318               1,966            82     2,366
Payments                        (68)             (2,071)         (446)   (2,585)
                              ---------      -----------------   ------  -------
Balance, December 31, 1998       275                 622            63       960
Additions, net of $534
reversed from prior accruals     276               (444)           737       569
Payments                       (275)                (33)         (800)   (1,108)
                              ---------      -----------------   ------  -------
Balance, December 31, 1999       276                 145            --       421
Additions                      7,106               1,803         10,311   19,220
Payments                     (4,423)             (1,138)        (5,700) (11,261)
                              ---------      -----------------  ------- --------
Balance, December 31, 2000    $2,959                $810         $4,611  $ 8,380
                              =========      =================  ======= ========
                                          F-14

                     CLUETT AMERICAN CORP. AND SUBSIDIARIES

6. Accounts Receivable

    Allowances provided for accounts receivable are as follows:
                                                                December 31,
                                                            1999            2000
                                                          (DOLLARS IN THOUSANDS)
                   Doubtful accounts                     $   834          $  909
                   Customer allowances                     3,414           4,037
                                                        -------           ------
                                                         $ 4,248          $4,946
                                                         =======          ======

7. Inventories, Net

    Inventories consist of the following:
                                                                December 31,
                                                          1999              2000
                                                          (DOLLARS IN THOUSANDS)
Finished goods                                           $18,261         $25,055
Work in process                                            3,014           2,092
Raw material and supplies                                  4,655           3,871
                                                         -------         -------
                                                          25,930          31,018
Less: allowance for obsolete and slow moving inventory   (1,010)           (584)
                                                         -------         -------
                                                         $24,920         $30,434
                                                         =======         =======



8. Property, Plant and Equipment, Net

    Property, plant and equipment, net consist of the following:

                                                                 December 31,
                                                            1999            2000
                                                          (DOLLARS IN THOUSANDS)

Land                                                    $    425         $   425
Buildings and site improvements                           14,590          15,050
Machinery, equipment and other                            51,583          54,194
Construction in progress                                     399              33
                                                        --------         -------
                                                          66,997          69,702
Less accumulated depreciation                           (37,724)        (42,772)
                                                        --------         -------
                                                        $ 29,273        $ 26,930
                                                        ========        ========

                     CLUETT AMERICAN CORP. AND SUBSIDIARIES

9. Long-Term Obligations and Financing Arrangements

     The classification of the Company's long-term obligations and financing arrangements, including accrued interest, is as follows:

                                                             December 31,
                                                       1999               2000
                                                     ---------          --------
                                                         (DOLLARS IN THOUSANDS)
Short-term debt and current portion of long-term debt:

Senior Credit Facility:
     Swing Line                                      $      --           $   600
     Revolving Credit Facility                              --                --
     Term Loan A                                         5,000             5,209
     Term Loan B                                           600               449
                                                      --------          --------
Total short-term                                         5,600             6,258

Long-term debt:
  Senior Credit Facility:
     Revolving Credit Facility                          32,450            20,646
     Term Loan A                                        41,000            21,486
     Term Loan B                                        58,500            43,350
     Tranche Loan C                                         --            17,449
Senior subordinated notes (includes the Parity Notes)  125,000           125,000
                                                      --------          --------
Total long-term                                        256,950           227,931
                                                      --------          --------
Total debt                                            $262,550          $234,189
                                                      ========          ========

Senior Credit Facility

    On May 18, 1998, the Company entered into a $160.0 million Senior Credit Facility (the "Senior Credit Facility") which is comprised of three different loans: a $50.0 million revolving credit facility (the "Revolver"), a $50.0 term loan ("Term A"), and a $60.0 million term loan ("Term B"). The Senior Credit Facility was amended on May 27, 1998, December 18, 1998, March 19, 1999, September 30, 1999, March 29, 2000, June 30, 2000 and March 23, 2001. In 1999,
the Company obtained a revolving credit facility ("Additional Revolver") that is guaranteed by Vestar. On March 29, 2000, the Senior Credit Facility and the Investment and Deposit Agreement were amended and the Additional Revolver was increased and incorporated into the Senior Credit Facility as Tranche C Loan.


     As of December 31, 2000, approximately $21.2 million was outstanding on the Revolver and the Company had no open trade letters of credit outstanding for the purchase of finished goods inventory from foreign vendors. In addition, there were $1.0 million in standby letters of credit outstanding. Net availability under the Revolver was $29.5 million at December 31, 2000, in addition to cash and cash equivalents of $1.3 million.

                     CLUETT AMERICAN CORP. AND SUBSIDIARIES

     The Revolver and the Term A loan mature in 2004 and the Term B loan matures in 2005. Borrowings under the Tranche C Loan mature on December 31, 2002, and are guaranteed by Vestar. As a result of the Purchases and Sale Agreement, during the year ended December 31, 2000, the Company permanently reduced the Term A Loan, the Term B Loan and the Tranche C Loans by $6.8 million, $9.4 million and $8.7 million, respectively. Term Loan A requires quarterly principal payments of $976,656 through June 2001, $1,627,760 through June 2002, $2,116,088 through June 2003 and four additional quarterly payments of $2,441,640 through maturity in 2004. Term Loan B requires quarterly principal payments of $112,306 through June 2004 and four quarterly payments of $10,556,722 beginning in September 30, 2004. Repayments under the Tranche C Loan are restricted by (i) the Company meeting certain leverage tests and (ii) no prepayments are permitted on or before January 1, 2002. In the event of a default under the Credit Agreement, the Tranche C Loans will be paid only after payments of Term Loan A and Term Loan B.

     Interest for borrowings under the Revolver and Term A loan is based on either, at the Company's option, LIBOR plus 3.0% at December 31, 1999 and 2000, or the Alternative Base Rate plus 2.0% at December 31, 1999 and 2000. The Alternative Base Rate is the greater of the Bank of America prime rate or the Fed Funds rate plus 0.5%. Interest rates on the Revolver and Term Loan A ranged between 9.19% to 10.25%, and 9.44% to 11.5% at December 31, 1999 and 2000,
respectively. Term Loan B interest rate is based on either LIBOR plus 3.5% at December 31, 1999 and 2000 or, at the Company's option, the Alternative Base Rate plus 2.5% at December 31, 1999 and 2000. Interest rates on Term Loan B were 9.69% and 9.55% at December 31, 1999 and 2000, respectively. Tranche C Loans bear interest, at the Company's option, at either the Eurodollar rate plus 1.5% or the Prime rate plus 0.5%. Interest rates on the Tranche C borrowings ranged between 8.08% and 10.0% at December 31, 2000. At December 31, 1999 and 2000, the weighted average interest rate on short-term borrowings was 9.56% and 10.12%, respectively.

     The obligations of the Company under the Senior Credit Facility are unconditionally and irrevocably guaranteed by the Company's domestic subsidiaries (the "Guarantors"), see Note 18. In addition, the Senior Credit Facility is secured by first priority or equivalent security interests in substantially all tangible and intangible assets of the Company and the Guarantors, including all the capital stock of, or other equity interests in, each direct or indirect domestic subsidiary of the Company and 65.0% of the capital stock of, or other equity interests in, each direct foreign subsidiary of the Company or any Guarantor (to the extent permitted by applicable contractual and legal provisions).

     The Term A and Term B loans (and in the case of (i), the Revolver) are subject to mandatory prepayment (i) with the proceeds of certain asset sales,
(ii) on an annual basis with 50.0% of the Company's excess cash flow (as defined in the Senior Credit Facility), (iii) with the proceeds of certain equity offerings and (iv) with the proceeds from debt issuance.

     The Senior Credit Facility contains a number of covenants that, among other things, restrict the ability of the Company and its subsidiaries, other than pursuant to specified exceptions, to dispose of assets, incur additional indebtedness, incur guarantee obligations, repay other indebtedness, pay dividends, create liens on assets, enter into leases, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, make capital expenditures, enter into sale and leaseback transactions, change the nature of their business or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities. In addition, under the Senior Credit Facility the Company is required to comply with specified financial ratios and tests, including minimum fixed charge coverage and interest coverage ratios and maximum leverage ratios, including a senior leverage ratio and a total leverage ratio and a minimum EBITDA test, each of which is tested as of the last day of each fiscal quarter of the Company and its subsidiaries. The amendments in May 1998, December 1998, March 1999, September 1999, March 2000, June 2000 and March 2001 revised the original covenants.

                     CLUETT AMERICAN CORP. AND SUBSIDIARIES

9. Long-Term Obligations and Financing Arrangements (Continued)

     In conjunction with the disposition of certain segments of the Company's business, in March 2001, the Company reset on-going covenants and at December
31, 2000, the Company was in compliance with its revised financial ratio covenants as per the seventh amendment.

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

Senior Subordinated Notes

     In connection with the Recapitalization, the Company issued $112.0 million of 10 1/8% Senior Subordinated Notes due 2008 and $13.0 million in Parity Notes (collectively, the "Notes"). The Parity Notes, which are convertible to senior subordinated notes, have the same terms as the Senior Subordinated Notes with the exception that accumulated interest is paid to each Parity Note holder upon the conversion to Senior Subordinated Notes. As of December 31, 2000, $2.0 million of the initial $13.0 million Parity Notes have been converted to Senior Subordinated Notes. No mandatory redeemable dates exist for the Parity Notes to be converted to Senior Subordination Notes. Commencing November 15, 1998, interest is paid semiannually on May 15 and November 15 of each year. The Company is not required to make any mandatory redemption or sinking fund payment with respect to the Notes prior to maturity. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after May 15, 2003, at the redemption prices set forth in the agreement plus accrued and unpaid interest. The Notes are subordinate in priority to the Senior Credit
Facility, are senior in right of payment to the Preferred Stock and are guaranteed by the Company's domestic subsidiaries.

The aggregate maturities of long-term debt as of December 31, 2000 are as follows:

                                   2001                    $  6,258
                                   2002                      25,386
                                   2003                       9,565
                                   2004                      46,867
                                   2005                      21,113
                                   Thereafter               125,000
                                                            -------
                                                           $234,189

                     CLUETT AMERICAN CORP. AND SUBSIDIARIES

10. Income Taxes

The provision for income taxes is summarized as follows:
                                                     YEAR ENDED DECEMBER 31,
                                                    1998       1999        2000
                                                      (DOLLARS IN THOUSANDS)
Current:
Continuing Operations:
 Federal                                          $ (146)    $   --       $   --
 State and local                                      550       600          600
 Foreign (1)                                          464       451          494
 Benefit of net operating loss carryforward            --        --           --
                                                  -------     -----        -----
                                                      868     1,051        1,094
 Discontinued Operations-Foreign                     (58)        92           69
                                                  -------     -----        -----
                                                  $   810    $1,143       $1,163
                                                  =======    ======       ======

(1) Includes approximately $400,000, $500,000, and $500,000 relating to foreign withholding taxes for 1998, 1999 and 2000, respectively.

A reconciliation of the statutory federal income tax benefit to the Company's provision for income taxes is as follows:

                                                   YEAR ENDED DECEMBER 31,
                                                   1998        1999       2000
                                                   (DOLLARS IN THOUSANDS)

Computed at statutory rate                       $(12,248)   $(5,430)   $(6,741)
Foreign subsidiaries loss (income)                 (2,256)      2,659      3,660
State and local income taxes, net of federal
  income tax benefit                                   363        396        396
Deductions relating to foreign taxes                   268        361        395
Changes in valuation allowance for deferred tax
  assets                                            14,812      2,953      3,114
Other, net                                            (71)        112        270
                                                  --------   --------   --------
                                                       868      1,051      1,094

Discontinued operations-foreign subsidiaries          (58)         92         69
                                                  --------   --------   --------
                                                  $    810   $  1,143   $  1,163
                                                  ========   ========   ========

     Deferred   income  taxes   represent  the  net  tax  effects  of  temporary
differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                     CLUETT AMERICAN CORP. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. Income Taxes (Continued)

    The significant components of the Company's domestic deferred tax assets and liabilities are as follows:

                                                         DECEMBER 31,
                                                    1999             2000
                                                   -----             ----
                                                  (DOLLARS IN THOUSANDS)
Deferred tax liabilities:
Workers compensation                            $    893         $    833
Depreciation                                       4,180            1,618
Pension income                                     4,847            3,468
Other                                                354              604
                                               ---------        ---------
Total deferred tax liabilities                    10,274            6,523
Deferred tax assets:
Net operating loss carryforwards                  83,821           81,834
AMT credits                                          119              119
Restructuring reserves                               861              875
Bankruptcy reorganization                          1,094               --
Interest to parent                                    --              484
Allowance for bad debts                              473              253
Inventory overhead cost adjustment, net            1,056              463
Reserves                                           1,128               --
Other                                              5,043              980
                                               ---------        ---------
Total deferred tax assets                         93,595           85,008
Valuation allowance for deferred tax assets     (83,321)         (78,485)
                                               ---------        ---------
Net deferred taxes                             $      --        $      --
                                               =========        =========


    As of December 31, 2000, the Company had federal net operating loss ("NOL") carryforwards of approximately $240.7 million. These NOL carryforwards are scheduled to expire from the year 2005 through 2020. The Internal Revenue Code and Treasury Regulations prescribe a limitation on the use of NOL carryforwards following an ownership change. The Company experienced such an ownership change as a result of its Plan of Reorganization following the Company's exit from Chapter 11 of the United States Bankruptcy Code on May 18, 1998. Therefore, approximately $201.0 million of the Company's NOL carryforwards are subject to an annual usage limitation of approximately $6.0 million plus any additional amounts related to any realized built in gains. The sale of CDG stock during 2000 eliminated the NOL attributable to that business. The approximate NOL for CDG was $11.8 million.

     Based on the Company's history of earnings and the limitation on the use of its NOL carryforwards, the Company's entire balance of net domestic deferred tax assets have been reduced by a valuation allowance of $83.3 million and $78.5 million at December 31, 1999 and 2000, respectively, as it was not assured that such assets would be realized in the future. The Company increased its valuation allowance by $3.0 million to $83.3 million in 1999 and decreased its valuation allowance by $4.8 million to $78.5 million in 2000.

                     CLUETT AMERICAN CORP. AND SUBSIDIARIES

11. Employee Benefit Plan

    The Company has a qualified defined benefit pension plan covering essentially all employees of the Company in the United States. The pension plan employs a cash balance form of benefit that provides for benefits based on salary, age and service. The Company's practice is to fund amounts that are required by statute and applicable regulations and which are tax deductible. Assets of the plan are investments in cash equivalents, publicly-traded fixed income and equity securities, and real estate. Assets are valued using a method which recognizes the difference between actual and expected market values over a period of five years.

     At December 31, 1999 and 2000, the funded status of the Company's qualified defined benefit pension plan was as follows:
                                                              DECEMBER 31,
                                                         1999             2000
                                                         (DOLLARS IN THOUSANDS)
Benefit Obligation Information
Benefit obligation at beginning of year               $  77,582        $  67,270
Service cost                                              2,086            1,819
Interest cost                                             5,034            5,412
Actuarial loss/(gain)                                  (10,093)            4,314
Benefits paid                                          (11,703)         (14,855)
Amendments                                                1,186            1,267
Curtailments                                                 --              (1)
Settlements                                                  --          (8,730)
Special termination benefits                              3,178            7,390
                                                      ---------        ---------
Benefit obligation at end of year                     $  67,270        $  63,886
                                                      =========        =========

Fair Value of Plan Assets
Fair value of plan assets at beginning of year         $113,244         $112,911
Actual return on plan assets                             11,370              986
Benefits paid                                          (11,703)         (14,855)
Settlements                                                  --          (8,730)
                                                      ---------       ----------
Fair value of plan assets at end of year               $112,911        $  90,312
                                                      =========       ==========


Reconciliation of Funded Status, Amounts Not
Recognized, and Amounts Recognized
Funded status                                         $  45,641        $  26,426
Unrecognized prior service cost                           4,037            2,021
Unrecognized loss/(gain)                               (10,455)            3,348
Unrecognized reversion value discount                   (7,036)          (4,250)
                                                      ---------       ----------
Prepaid benefit costs                                 $  32,187        $  27,545
                                                      =========       ==========

                     CLUETT AMERICAN CORP. AND SUBSIDIARIES

11. Employee Benefit Plan (Continued)

    Net pension benefit of the Company's qualified defined benefit plan for the years ended December 31, 1998, 1999 and 2000 include the following components:



                                                          1998     1999     2000
                                                      --------------------------
                                                            (IN THOUSANDS)

Service cost                                          $  1,724   $2,086   $1,819
Interest cost                                            5,346    5,034    5,412
Actual return on plan assets                          (12,347) (11,370)    (986)
Amortization of unrecognized reversion value discount  (1,230)  (1,230)  (1,120)
Asset gain deferred for later recognition                4,474    1,496  (8,539)
                                                      --------  -------  -------
                                                       (2,033)  (3,984)  (3,414)
Other benefit charges:
Early retirement program/special retirement benefits       877    3,178    8,056
                                                      --------  -------   ------
Net pension expense (benefit)                         $(1,156)  $( 806)   $4,642
                                                      ========  =======   ======

     The assumptions used in determining the funded status of the Company's defined benefit pension plan for the years ended December 31, 1998, 1999 and 2000 were discount rates of 7.0%, 8.25% and 7.75%, respectively, and an average rate of increase in compensation levels ranging from 3.25% to 13.25% depending on the participant's age at the valuation date. In addition, the expected long-term rate of return on plan assets was 9.5% for all periods. The change in assumptions between periods is reflected as an actuarial loss/(gain) and is reflected as a component of benefit obligation.

    During 1990, in connection with the acquisition of certain businesses, the Company adjusted the actuarial valuation of certain estimated pension assets to reflect their net realizable value based upon a planned reversion to the Company. In August 1991, the Company decided not to revert the assets. As a result of this change, the excess pension assets are being recognized over the Average Future Working Lifetime of the plan participants, estimated to be a period of 14 years. Amortization of this amount was $1,230,000 in 1998, $1,230,000 in 1999 and $1,120,000 in 2000, and is included in pension benefit for each respective year. The Company periodically performs an actuarial valuation of these pension assets and adjusts the amount of the pension assets and the annual amortization based on the results of the valuation.

     During 1998, the Company's qualified defined benefit plan was amended to provide an Early Retirement Program. The total charge in 1998 and 1999 related to the program was $877,000 and $1,443,000, respectively. These charges are included as a component of the loss from operations of discontinued segment in the consolidated statements of operations.

     During 1999, the Company's qualified defined benefit plan was amended to provide special termination benefits to those employees severed as a result of the Enterprise facility closing. The total charge in 1999 related to this program was $1,735,000, which is included as a component of the loss from operations of discontinued segment in the consolidated statements of operation. In 2000, the plan provided special termination benefits to those employees associated with the closing of the Pottstown facility in the Sock Group and with the discontinued operations. The total charge in 2000 related to these benefits was $8,056,000, of which $7,548,000 were related termination benefits directly attributable to discontinued operations.

                     CLUETT AMERICAN CORP. AND SUBSIDIARIES

12. Commitments and Contingencies

     The Company and certain of its subsidiaries are party to litigation in connection with the normal conduct of their businesses. In the opinion of management, these matters are immaterial to the Company's financial position and results of operations.

    The Company leases certain land, buildings and equipment under noncancelable operating leases that expire in various years through 2013. Certain of the operating leases contain rent escalation clauses and require the Company to pay maintenance costs, property taxes and insurance obligations on the leased property. Future minimum lease payments under noncancelable operating leases as of December 31, 2000 are as follows:

                                       OPERATING
                                         LEASES
                                       ---------
Year payable:
  2001                                 $   1,532
  2002                                     1,411
  2003                                     1,423
  2004                                     1,450
  2005                                     1,445
  Thereafter                               4,344
                                       ---------
Total minimum lease payments           $  11,605
                                       =========

    Rent expense totaled approximately $1.2 million in 1998, $1.2 million in 1999, and $1.8 million in 2000.

    The Company has standby letters of credit in the amount of $976,000 as of December 31, 2000.

                     CLUETT AMERICAN CORP. AND SUBSIDIARIES

13. Licensing Agreements

    Certain of the Company's subsidiaries have licensing agreements which give them the exclusive rights to use certain trademarks, logos and related trade names in connection with the manufacture and sale of certain men's and women's apparel and socks in specified territories. License fees are based on percentages of net sales, as defined, for the various products sold, but not less than specified minimum amounts. The licensing agreements have various renewal dates. Certain of the license agreements contain automatic renewals and are noncancelable. The renewal terms range to five years and expire in various years through 2004.

    Future minimum license fees payable in the remaining years succeeding December 31, 2000 are as follows (in thousands):


Year payable:

 2001                                                     $556
 2002                                                      855
 2003                                                      958
 2004                                                      766


14. Related Party Transactions

    Subsequent to the emergence from bankruptcy, Holdings allocated interest expense of $24.3 million related to post-petition interest on prepetition obligations to the Company. This amount is included in bankruptcy reorganization costs in 1998. This amount was contributed by Holdings to the Company in 1999 and is reflected as a component of Stockholder's Deficit. In addition, a $1.5 million and $2.1 million liability related to an employee stock plan was assumed by the Company and the pension plan, respectively. The liability assumed by the pension plan is reflected as a component of the benefit obligation (see Note
11).

    Pursuant to a management advisory agreement (the "Management Agreement") entered into in connection with the reorganization of the Company in 1998, Vestar receives an annual advisory fee equal to $500,000. The Company expensed $250,000 in 1998, $500,000 in 1999 and $500,000 in 2000 in consideration for certain advisory and consulting services (excluding investment banking or other financial advisory services and full- or part-time employment by Holdings or any of its subsidiaries of any employee or partner of Vestar and its affiliates, in each case for which Vestar and its affiliates shall be entitled to receive additional compensation). Holdings has agreed to reimburse Vestar for expenses incurred in connection with, and to indemnify Vestar and its affiliates for any liabilities arising from, such advisory and consulting services. In connection with the Recapitalization, Vestar received a one-time transaction fee of $3.25 million in 1998.

    During 1995 Mr. Marsal (founding Managing Director of A&M) was appointed Chief Executive Officer of the Company. In connection with this appointment, the Company paid A&M $957,000, $963,000 and $900,000 for 1998, 1999, and 2000,
respectively for compensations and other related expenses.

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

16. Fair Value of Financial Instruments

     The carrying amount of cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and accrued liabilities approximate fair value due to the short maturities of these instruments. The fair value of long-term debt was approximately $222.1 million at December 31, 1999 and $209.5 million (book value of $234.2 million) at December 31, 2000 based on interest rates that are believed to be available to the Company for debt with similar provisions provided for in the existing debt agreements. The fair value of the senior exchangeable Preferred Stock was approximately $20.0 million at December 31, 1999 and $20.0 million (book value of $66.2 million) at December 31, 2000 based on a market value analysis.

17. Segment Data

     The Company identifies its reportable segments based on the segments' product offerings. As a result of the Company's June 13, 2000, decision to discontinue the shirt group operations and license the Arrow tradename, the composition of the Company's reportable segments changed. The licensing of the Arrow brand will result in minimum annual license revenue of $5.0 million. Subsequent to June 13, 2000, the Company conducted its business through two principle segments: the Sock Group and the Licensing Group. The financial results associated with Latin America, Apparel On-Line, LLC, Cluett American Receivables, LLC, Arrow Factory Stores, Inc., and unallocated corporate overhead charges are referred to collectively as "All Other". Segment data disclosures for the three years ended December 31, 1998, December 31, 1999 and December 31, 2000 have been restated to reflect the above noted change.

                     CLUETT AMERICAN CORP. AND SUBSIDIARIES

17. Segment Data (Continued)

                                       1998            1999               2000
                                               (Dollars in Thousands)
Net Sales
         Sock                        $164,760        $168,366           $168,971
         Licensing                      6,273           6,346              9,045
         All other                        143              51              1,212
         Intercompany                 (1,829)         (2,201)            (1,342)
                                     --------        --------           --------
                                     $169,347        $172,562           $177,886
                                     ========        ========           ========

Gross Profit
         Sock                        $ 52,497        $ 58,735           $ 54,877
         Licensing                      6,273           6,346              9,045
         All other                        (3)              36                589
                                     --------        --------           --------
                                     $ 58,767        $ 65,117           $ 64,511
                                     ========        ========           ========

Selling, General and Administrative
         Sock                        $ 26,454        $ 27,750           $ 30,732
         Licensing                      1,981           1,662              2,086
         All other                      2,181           1,430              2,164
                                     --------        --------           --------
                                     $ 30,616        $ 30,842           $ 34,982
                                     ========        ========           ========

Operating Income
  excluding restructuring and
  impairment and charges
         Sock                        $ 26,043        $ 30,985           $ 24,145
         Licensing                      4,292           4,684              6,959
         All other                    (2,184)         (1,394)            (1,575)
                                     --------        --------           --------
                                     $ 28,151        $ 34,275           $ 29,529
                                     ========        ========           ========

Identifiable Assets
         Sock                        $ 80,766        $ 82,562           $ 81,767
         Licensing                      1,927           1,984              3,107
         All other                        558           1,861              1,508
                                     --------        --------           --------
                                     $ 83,251        $ 86,407           $ 86,382
                                     ========        ========           ========

Depreciation
         Sock                        $  5,403        $  5,815           $  5,969
         Licensing                         57              84                 79
         All other                         --             108                283
                                     --------        --------           --------
                                     $  5,460        $  6,007           $  6,331
                                     ========        ========           ========

Capital expenditures
         Sock                        $  7,987         $ 5,745           $  3,727
         Licensing                        104              23                 --
         All other                         --             648                100
                                     --------        --------           --------
                                     $  8,091         $ 6,416            $ 3,827
                                     ========        ========           ========
                                      F-26

                     CLUETT AMERICAN CORP. AND SUBSIDIARIES

17. Segment Data (Continued)
     Interest expense, interest income and income taxes are excluded from reportable segment data as such amounts are not included in segment information reviewed by the chief operating decision maker.

Reconciliation of Reportable Segments Net sales, Operating Income and Identifiable Assets

                                                 1998         1999        2000
                                                   (Dollars in Thousands)
Net Sales
Total net sales for reportable segments      $  171,033    $ 174,712   $ 178,016
Other net sales                                     143           51       1,212
Eliminations of intersegment net sales          (1,829)      (2,201)     (1,342)
                                             ----------    ---------   ---------
Total consolidated net sales                 $  169,347    $ 172,562   $ 177,886
                                             ==========    =========   =========

Operating Income (Loss)
Total operating income for reportable
  segments                                   $   30,335    $  35,669   $  31,104
Other operating (loss)                            (628)        (573)       (752)
Eliminations of intersegment operating
  profit(loss)                                       --           --          --
Unallocated amounts:
     Other corporate (expense)                  (1,556)        (821)       (823)
     Restructuring and impairment charges       (1,022)         (95)       (442)
                                             ----------    ---------   ---------
Total operating income                       $   27,129    $  34,180   $  29,087
                                             ==========    =========   =========

Assets
Total assets for reportable segments         $   82,693    $  84,546   $  84,874
Other assets                                        558        1,861       1,508
Net assets of discontinued operations            64,515       60,563      21,861
Unallocated amounts:
     Deferred finance costs                      11,198       10,842       9,966
     Pension assets                              31,383       32,187      27,545
     Other unallocated amounts                    3,185        7,200       7,814
                                             ----------    ---------   ---------
Consolidated total                           $  193,532    $ 197,199   $ 153,568
                                             ==========    =========   =========

Capital Expenditures
Total capital expenditures for reportable
  segments                                   $    8,091    $   5,768   $   3,727
Adjustments                                          --          648         100
                                             ----------    ---------   ---------
Consolidated total                           $    8,091    $   6,416   $   3,827
                                             ==========    =========   =========

                     CLUETT AMERICAN CORP. AND SUBSIDIARIES

17. Segment Data (Continued)


                                                 1998           1999       2000
                                                    (Dollars in Thousands)
Depreciation & Amortization
Total depreciation for reportable segments   $   5,460     $   6,007    $  6,331
Amortization                                       992         1,592       1,742
                                             ---------     ---------    --------
Consolidated total                           $   6,452     $   7,599    $  8,073
                                             =========     =========    ========

                     CLUETT AMERICAN CORP. AND SUBSIDIARIES

18. Guarantor Subsidiaries

     The Company's payment obligations under the Senior Credit Facility and the Senior Subordinated Notes (the "Notes") are fully and unconditionally guaranteed on a joint and several basis by its current domestic subsidiaries, principally:
Cluett Peabody & Co., Inc., Great American Knitting Mills, Inc., Apparel On-Line, LLC, Consumer Direct Corporation and Arrow Factory Stores Inc. (collectively the "Guarantor Subsidiaries"). Each of the Guarantor Subsidiaries is a direct or indirect wholly-owned subsidiary of the Company. The Company's payment obligations under the Notes are not guaranteed by the remaining subsidiaries: Bidermann Womenswear Corp. (formerly Ralph Lauren Womenswear Inc.), Cluett Peabody Canada Inc., Arrow de Mexico S.A. de C.V., Arrow Inter-America & Co., Ltd. and Cluett American Receivables, LLC (collectively the "Non-Guarantor Subsidiaries"). The obligations of each Guarantor Subsidiary under its guarantee of the Notes are subordinated to such subsidiary's obligations under its guarantee of the Senior Credit Facility.

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

     In 1998, 1999 and 2000, the Company allocated external interest expense to its subsidiaries, based on a percentage of net sales.

                     CLUETT AMERICAN CORP. AND SUBSIDIARIES

18. Guarantor Subsidiaries (Continued)

                              SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                                 DECEMBER 31, 1999

                                              (DOLLARS IN THOUSANDS)
                                            PARENT          GUARANTOR       NON-GUARANTOR
                                            COMPANY         SUBSIDIARIES    SUBSIDARIES     ELIMINATIONS   CONSOLIDATED
                                            -------         -----------     -------------   ------------   ------------
ASSETS
Current assets:
Cash and cash equivalents ...................$      --      $   6,916        $     132        $      --     $   7,048
Accounts receivable, net ....................       --         29,370               --               --        29,370
Inventories, net ............................       --         24,920               --               --        24,920
Prepaid expenses and other current assets ...       --          1,995               --               --         1,995
Net assets of discontinued operations .......       --         49,268           11,295               --        60,563
                                             ---------      ---------        ---------         ---------    ---------
Total current assets ........................       --        112,469           11,427               --       123,896

Investment in subsidiaries .................. (103,443)            --               --          103,443        --
Property, plant and equipment, net ..........       --         29,265                8               --        29,273
Deferred financing costs ....................       --         10,842               --               --        10,842
Pension assets ..............................       --         32,187               --               --        32,187
Other noncurrent assets .....................       --            994                7               --         1,001
                                             ----------     ---------        ---------         ---------    ---------
Total assets ............................... $(103,443)     $ 185,757        $  11,442        $ 103,443     $ 197,199
                                             ==========     =========        =========         =========    =========

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
Accounts payable and accrued expenses         $     --      $  16,502        $       8        $      --     $  16,510
Accrued interest payable ....................       --          3,861               --               --         3,861
Restructuring reserve .......................       --            407               14               --           421
Short-term debt and current portion of
  long-term debt ............................       --          5,600               --               --         5,600
Income taxes payable ........................       --          1,763              207               --         1,970
                                             ----------     ---------        ---------         ---------   ---------
Total current liabilities ...................       --         28,133              229               --        28,362

Long-term debt ..............................       --        256,950               --               --       256,950
Other noncurrent liabilities ................       --            147               --               --           147
Redeemable preferred stock dividends payable        637            --               --               --           637
Senior exchangeable preferred stock,
cumulative, $.01 par value: authorized
4,950,000, issued and outstanding 599,145
shares (liquidation preference of $59,915)      58,329             --               --               --        58,329

Stockholder's deficit ....................... (162,409)      (99,473)           11,213          103,443     (147,226)
                                             ----------     ---------        ---------        ---------   -----------
Total liabilities and stockholder's deficit  $(103,443)     $ 185,757        $  11,442        $ 103,443    $ 197,199
                                             ==========     =========        =========        =========   ===========

                                       F-30

                     CLUETT AMERICAN CORP. AND SUBSIDIARIES

18. Guarantor Subsidiaries (Continued)

                              SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                               DECEMBER 31, 2000

                                              (DOLLARS IN THOUSANDS)
                                              PARENT       GUARANTOR      NON-GUARANTOR
                                              COMPANY      SUBSIDIARIES   SUBSIDARIES       ELIMINATIONS   CONSOLIDATED
                                              -------      -----------    -------------     ------------   ------------
ASSETS
Current assets:
Cash and cash equivalents ..................  $    --      $   1,136        $     132          $    --       $   1,268
Accounts receivable, net ...................       --         33,442               --               --          33,442
Inventories, net ...........................       --         30,434               --               --          30,434
Prepaid expenses and other current assets ..       --          1,176               --               --           1,176
Net assets of discontinued operations ......       --         13,719            8,142               --          21,861
                                            ---------      ---------        ---------         ---------      ---------
Total current assets .......................       --         79,907            8,274               --          88,181

Investment in subsidiaries ................. (124,433)            --               --          124,433              --
Property, plant and equipment, net .........       --         26,922                8               --          26,930
Deferred financing costs ...................       --          9,966               --               --           9,966
Pension assets .............................       --         27,545               --               --          27,545
Other noncurrent assets ....................       --            939                7               --             946
                                            ---------      ---------        ---------         ---------      ---------
Total assets ...............................$(124,433)     $ 145,279        $   8,289         $ 124,433      $ 153,568
                                            =========      =========        =========         =========      =========

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
Accounts payable and accrued expenses...... $      --      $  13,701        $       8         $     --       $  13,709
Accrued interest expense ..................        --          5,362               --               --           5,362
Restructuring reserve .....................        --          2,575            5,805               --           8,380
Short-term debt and current portion of
  long-term debt ..........................        --          6,258               --               --           6,258
Income taxes payable ......................        --          1,735              207               --           1,942
                                            ---------      ---------        ---------         ---------      ---------
Total current liabilities .................        --         29,631            6,020               --          35,651

Long-term debt ............................        --        227,931               --               --         227,931
Other noncurrent liabilities ..............        --             59               --               --              59
Redeemable preferred stock dividends payable      718             --               --               --             718
Senior exchangeable preferred stock,
cumulative, $.01 par value: authorized
4,950,000, issued and outstanding 676,379
shares (liquidation preference of $ 63,659)    66,214             --               --               --          66,214

Stockholder's deficit ....................   (191,365)     (112,342)            2,269          124,433       (177,005)
                                            ----------     ---------        ---------        ---------       ---------
Total liabilities and stockholder's deficit $(124,433)     $ 145,279        $   8,289        $ 124,433       $ 153,568
                                            ==========     =========        =========        =========       =========


                     CLUETT AMERICAN CORP. AND SUBSIDIARIES

18. Guarantor Subsidiaries (Continued)

                    SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                YEAR ENDED DECEMBER 31, 1998

                                    (DOLLARS IN THOUSANDS)
                                                 PARENT      GUARANTOR     NON-GUARANTOR
                                                 COMPANY    SUBSIDIARIES    SUBSIDARIES    ELIMINATIONS  CONSOLIDATED
                                               ----------   -----------    ------------    ------------  ------------

Net sales ..................................   $    --      $ 169,204       $     143        $     --      $ 169,347
Cost of goods sold .........................        --        110,434             146              --        110,580
                                               ---------    ---------       ---------        ---------     ---------
Gross profit ...............................        --         58,770             (3)              --         58,767
Selling, general and administrative expenses        --         29,991             625              --         30,616
Restructuring and impairment charges .......        --          1,022              --              --          1,022
                                               ---------    ---------       ---------        ---------     ---------
Operating income (loss) ....................        --         27,757           (628)              --         27,129

Loss on investments in subsidiaries ........      36,834           --              --        (36,834)             --
Interest expense, net ......................        --         19,287             (8)              --         19,279
Other expense, net .........................        --          2,131              --              --          2,131
                                               ---------    ---------       ---------        ---------     ---------
Income (loss) from continuing operations
  before reorganization costs and
  income taxes .............................     (36,834)       6,339           (620)          36,834          5,719
Bankruptcy reorganization costs ............        --         37,528              --              --         37,528
                                               ---------    ---------       ---------        ---------     ---------
Loss from continuing operations
  before income taxes ......................     (36,834)     (31,189)          (620)          36,834       (31,809)
Income taxes ...............................        --            851              17              --            868
                                               ---------    ---------       ---------        ---------     ---------
Loss from continuing operations ............     (36,834)     (32,040)          (637)          36,834       (32,677)

Discontinued operations:
  Loss from operations of discontinued
  segment ..................................        --         (3,100)        (1,057)              --        (4,157)
                                               ---------    ---------       ---------       ---------      ---------

Net income (loss) ..........................   $ (36,834)   $ (35,140)      $ (1,694)       $  36,834     $ (36,834)
                                               =========    =========       =========       =========      =========

                     CLUETT AMERICAN CORP. AND SUBSIDIARIES

18. Guarantor Subsidiaries (Continued)

                    SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                    YEAR ENDED DECEMBER 31, 1999

                                        (DOLLARS IN THOUSANDS)
                                              PARENT        GUARANTOR      NON-GUARANTOR
                                             COMPANY        SUBSIDIARIES    SUBSIDARIES     ELIMINATIONS   CONSOLIDATED
                                             -------        -----------    --------------   ------------   ----------


Net sales ................................   $    --         $ 172,562       $      --         $    --      $ 172,562
Cost of goods sold .......................        --           107,445              --              --        107,445
                                            ---------        ---------        ---------       ---------     ---------
Gross profit .............................        --            65,117              --              --         65,117
Selling, general and administrative
  expenses ...............................        --            30,842              --              --         30,842
Restructuring and impairment charges .....        --                95              --              --             95
                                            ---------        ---------        ---------       ---------     ---------
Operating income .........................        --            34,180              --              --         34,180

Loss on investments in subsidiaries ......    17,113                --              --        (17,113)             --
Interest expense, net ....................        --            25,700              --              --         25,700
Other expense, net .......................        --               184              --              --            184
                                            ---------        ---------        ---------      ---------      ---------
Income (loss) from continuing operations
  before reorganization costs(credits) and
  income taxes ...........................   (17,113)            8,296              --         17,113           8,296
Bankruptcy reorganization credits ........        --             (573)              --           --             (573)
                                            ---------        ---------        ---------    ----------       ---------
Loss from continuing operations
  before income taxes ....................   (17,113)            8,869              --         17,113           8,869
Income taxes .............................        --             1,051              --           --             1,051
                                            ---------        ---------        ---------    ---------        ---------
Income (loss) from continuing operations .   (17,113)            7,818              --         17,113           7,818

Discontinued operations:
  Loss from operations of discontinued
  segment ................................        --          (20,760)         (4,171)            --         (24,931)
                                            ---------        ---------       ---------      ---------       ---------
Net income (loss) ........................  $(17,113)       $ (12,942)      $  (4,171)      $  17,113      $ (17,113)
                                            =========        =========       =========      =========      ==========

                     CLUETT AMERICAN CORP. AND SUBSIDIARIES

18. Guarantor Subsidiaries (Continued)

                    SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                      YEAR ENDED DECEMBER 31, 2000

                                         (DOLLARS IN THOUSANDS)
                                                      PARENT       GUARANTOR       NON-GUARANTOR
                                                      COMPANY      SUBSIDIARIES    SUBSIDARIES       ELIMINATIONS    CONSOLIDATED
                                                      ----------   -----------     --------------    ------------    ----------


Net sales .........................................   $    --      $ 177,886         $     --          $    --       $ 177,886
Cost of goods sold ................................        --        113,375               --               --         113,375
                                                      ---------    ---------         ---------        ---------      ---------
Gross profit ......................................        --         64,511               --               --          64,511
Selling, general and administrative
  expenses ........................................        --         34,934               48               --          34,982
Restructuring and impairment charges ..............        --            442               --               --             442
                                                      ---------    ---------         ---------        ---------      ---------
Operating income (loss) ...........................        --         29,135             (48)               --          29,087

Loss on investments in subsidiaries................       20,990          --               --           (20,990)            --
Interest expense, net .............................        --         27,656               65               --          27,721
Other expense, net ................................        --            115               --               --             115
                                                      ---------    ---------         ---------        ---------      ---------
Income (loss) from continuing operations
  before income taxes .............................     (20,990)       1,364            (113)            20,990          1,251
Income taxes ......................................        --          1,094               --               --           1,094
                                                      ---------    ---------         ---------        ---------      ---------
 Income (loss) from continuing operations .........     (20,990)         270            (113)            20,990            157


Discontinued operations:
  Income (loss) from operations of discontinued
     segment ......................................          --     (10,634)             697                --         (9,937)
  Income (loss) on disposition of business segment,
     including phase-out period operating losses ..          --      (3,032)         (8,178)                --        (11,210)
                                                      ---------    ---------        ---------          --------      ---------
Net income (loss) .................................   $ (20,990)   $(13,396)       $ (7,594)           $ 20,990      $(20,990)
                                                      =========    =========        =========          ========      =========

                     CLUETT AMERICAN CORP. AND SUBSIDIARIES

18. Guarantor Subsidiaries (Continued)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                           YEAR-END DECEMBER 31, 1998

                                    (DOLLARS IN THOUSANDS)
                                                     PARENT      GUARANTOR     NON-GUARANTOR
                                                     COMPANY    SUBSIDIARIES    SUBSIDARIES      ELIMINATIONS    CONSOLIDATED
                                                     --------   -----------    -------------     ------------    ------------
OPERATING ACTIVITIES
Net loss .......................................   $ (36,834)   $ (35,140)      $  (1,694)         $  36,834       $ (36,834)
Adjustment to reconcile net loss to
net cash and cash equivalents used in
operating activities:
Loss from discontinued operations ..............          --        3,100            1,057                --           4,157
Loss on investments in
    subsidiaries ...............................      36,834           --               --          (36,834)              --
Write-down of deferred acquisition costs .......          --          489               --                --             489
Write-down of property, plant and equipment ....          --        1,094               --                --           1,094
 Depreciation and amortization .................          --        6,452               --                --           6,452
 Gain on sale of property, plant and equipment .          --         (33)               --                --            (33)
 Adjustments of liabilities subject to
    compromise .................................          --     (22,442)               --                --        (22,442)
Changes in operating assets and liabilities ....          --        8,829              750                --           9,579
                                                   ---------    ---------        ---------         ---------       ---------
Net cash and cash equivalents provided by
(used in) operating activities of continuing
operations .....................................          --     (37,651)              113                --        (37,538)
                                                   ---------    ---------        ---------         ---------       ---------

INVESTING ACTIVITIES
Purchase of property, plant and equipment ......          --      (8,091)               --                --         (8,091)
Proceeds from disposal of property, plant and
   equipment ...................................          --          156               --                --            156
                                                   ---------    ---------        ---------         ---------      ---------
Net cash and cash equivalents used in
investing activities of continuing operations ..          --      (7,935)               --                --         (7,935)
                                                   ---------    ---------        ---------         ---------      ---------
FINANCING ACTIVITIES
Issuance of preferred stock ....................          --       48,125               --                --         48,125
Distribution to parent .........................          --     (87,522)               --                --        (87,522)
Net proceeds from DIP credit facility ..........          --        4,287               --                --          4,287
Proceeds from issuance of long term debt .......          --      222,000               --                --        222,000
Principal payments on long term debt ...........          --      (1,300)               --                --         (1,300)
Principal payments on pre-petition liabilities            --    (146,490)               --                --       (146,490)
Principal payments on capital leases ...........          --      (2,377)               --                --         (2,377)
                                                   ---------    ---------        ---------         ---------      ----------
Net cash and cash equivalents provided by
financing activities of continuing operations ..          --       36,723               --                --          36,723
                                                   ---------    ---------        ---------         ---------       ---------
Cash from discontinued operations ..............          --        2,824            (287)                --           2,537
                                                   ---------    ---------        ---------         ---------       ---------
Net change in cash and cash equivalents ........          --      (6,039)            (174)                --         (6,213)
Cash and cash equivalents at beginning of
 year ..........................................          --        8,319              468                --           8,787
                                                   ---------    ---------        ---------         ---------       ---------
Cash and cash equivalents at end of year .......   $      --    $   2,280        $     294          $     --       $   2,574
                                                   =========    =========        =========         =========       =========

                     CLUETT AMERICAN CORP. AND SUBSIDIARIES

18. Guarantor Subsidiaries (Continued)

                   SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                   YEAR ENDED DECEMBER 31, 1999

                                        (DOLLARS IN THOUSANDS)
                                                     PARENT      GUARANTOR     NON-GUARANTOR
                                                     COMPANY    SUBSIDIARIES    SUBSIDARIES     ELIMINATIONS    CONSOLIDATED
                                                    ---------   -----------    --------------   ------------    ------------
OPERATING ACTIVITIES
Net loss .......................................    $(17,113)     $(12,942)       $  (4,171)       $ 17,113      $ (17,113)
Adjustment to reconcile net loss
 to net cash and cash equivalents
 provided by (used in) operating activities:
Loss from discontinued operations ..............           --        20,760            4,171             --          24,931
Loss on investments in subsidiaries ............       17,113            --               --       (17,113)              --
Write-down of property, plant and equipment ....           --           360               --             --             360
Depreciation  and amortization .................           --         7,599               --             --           7,599
Gain on sale of property, plant and equipment...           --         (202)               --             --           (202)
Changes in operating assets and liabilities ....           --         2,054            (162)             --           1,892
                                                     --------     ---------         --------       --------        --------
Net cash and cash equivalents provided by
(used in) operating activities of continuing
operations .....................................           --        17,629            (162)             --          17,467

INVESTING ACTIVITIES
Purchase of property, plant and equipment ......           --       (6,416)              --              --         (6,416)
Proceeds from disposal of property, plant and
equipment ......................................           --         1,262              --              --           1,262
                                                     --------     ---------        --------        --------        --------
Net cash and cash equivalents used in
investing activities of continuing operations ..           --       (5,154)              --              --         (5,154)

FINANCING ACTIVITIES
Net borrowing under line-of-credit agreement ...           --        24,100              --          24,100
Principal payments on long term debt ...........           --       (3,600)              --              --        (3,600)
                                                     --------      --------        --------        --------       --------
Net cash and cash equivalents provided by
  financing activities of continuing operations            --        20,500              --              --         20,500
                                                     --------      --------        --------        --------       --------
Cash from discontinued operations ..............           --      (28,339)              --              --       (28,339)
                                                     --------      --------        --------        --------       --------
Net change in cash and cash equivalents ........           --         4,636           (162)              --          4,474
Cash and cash equivalents at beginning of year .           --         2,280             294              --          2,574
                                                     --------      --------        --------        --------       --------
Cash and cash equivalents at end of year.......      $     --      $  6,916        $    132          $   --       $  7,048
                                                     =========     ========        ========        ========       ========

                     CLUETT AMERICAN CORP. AND SUBSIDIARIES

18. Guarantor Subsidiaries (Continued)

                    SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                    YEAR ENDED DECEMBER 31, 2000

                                         (DOLLARS IN THOUSANDS)
                                                    PARENT      GUARANTOR      NON-GUARANTOR
                                                    COMPANY    SUBSIDIARIES     SUBSIDARIES       ELIMINATIONS     CONSOLIDATED
                                                   ---------   ------------    --------------     ------------     ------------
OPERATING ACTIVITIES
Net loss .......................................   $(20,990)     $(13,396)        $ (7,594)          $ 20,990        $(20,990)
Adjustment to reconcile net loss
 to net cash and cash equivalents
 provided by (used in) operating activities:
  Loss on investments in subsidiaries ..........     20,990             --              --           (20,990)               --
  Loss from discontinued operations ............         --         10,634           (697)                 --            9,937
  Loss on sale of discontinued operation .......         --          3,032           8,178                 --           11,210
  Impairment of property, plant and equipment...         --             54              --                 --               54
  Depreciation and amortization ................         --          8,073              --                 --            8,073
  Goodwill and license fee amortization ........         --             --              --                 --               --
  Loss on sale of property, plant and
      equipment ................................         --            299              --                 --              299
Changes in operating assets and liabilities ....         --        (6,246)             113                 --          (6,133)
                                                   --------       --------        --------           --------         --------
Net cash and cash equivalents provided by
operating activities of continuing operations ..         --          2,450              --                 --            2,450
                                                   --------       --------        --------           --------         --------

INVESTING ACTIVITIES
Purchase of property, plant and equipment ......         --        (3,827)              --                 --          (3,827)
Proceeds from disposal of property, plant and
  equipment ....................................         --            34               --                 --               34
Proceeds form sale of discontinued operations            --        51,180               --                 --           51,180
                                                   --------      --------         --------           --------         --------
Net cash and cash equivalents provided by
investing activities of continuing operations ..         --        47,387               --                 --           47,387
                                                   --------      --------         --------           --------         --------

FINANCING ACTIVITIES
Repayments under line-of-credit agreement ......         --       (11,204)              --                 --         (11,204)
Proceeds from issuance of long term debt .......         --         28,200              --                 --           28,200
Principal payments on long term debt ...........         --       (45,357)              --                 --         (45,357)
Financing costs paid ...........................         --          (866)              --                 --            (866)
                                                   --------       --------        --------           --------         --------
Net cash and cash equivalents used in
  financing activities of continuing operations          --       (29,227)              --                 --         (29,227)
                                                   --------       --------        --------           --------         --------
Cash from discontinued operations ..............         --       (26,390)              --                 --         (26,390)
                                                   --------       --------        --------           --------         --------

Net change in cash and cash equivalents ........         --        (5,780)              --                 --          (5,780)
Cash and cash equivalents at beginning of year .         --          6,916             132                 --            7,048
                                                   --------       --------        --------           --------         --------
Cash and cash equivalents at end of year .......   $     --       $  1,136        $    132             $   --         $  1,268
                                                   ========       ========        ========           ========         ========

                     CLUETT AMERICAN CORP. AND SUBSIDIARIES

19.      UNAUDITED QUARTERLY FINANCIAL INFORMATION
      (Dollars in thousands)

Quarterly financial information for 1999 and 2000 is summarized as follows:

Year Ended                              Quarter
December 31,        First           Second            Third           Fourth

1999 (1)
Net Sales          $35,626         $39,809           $43,389          $53,738
Gross Profit        13,647          15,173            15,441           20,856
Net Loss           (2,164)         (4,525)           (4,939)          (5,485)

2000 (1)
Net Sales          $40,276         $38,406           $47,427          $51,777
Gross Profit        14,969          13,735            17,214           18,593
Net Loss           (6,726)         (3,258)           (9,652)          (1,354)


(1) Amounts for each quarter have been adjusted to reflect the reclassifications of discontinued operations.

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


NAME                 AGE      POSITION(S)
---------------      ---      --------------------------------------------------
Bryan P. Marsal      50       Director and Chief Executive Officer of Holdings,
                              CAG and the Company

James A. Williams    58       Director of Holdings, CAG and the Company;
                              President and Chief Executive Officer of the Sock
                              Group

Joseph A. Rosato     42       President and Chief Operating Officer of the
                              Licensing Group

William S. Sheely    42       Executive Vice President-Operations of the Sock
                              Group


Kathy D. Wilson      41       Vice President and Chief Financial and Accounting
                              Officer of Holdings, CAG and the Company and Senior Vice President and Chief Financial Officer of the Sock Group

Dean G. Norman       44       Executive Vice President - Sales of the Sock Group

Scott R. Coleman     40       Vice President, General Counsel and Secretary of
                              Holdings, CAG and the Company

Norman W. Alpert     42       Director of Holdings, CAG and the Company

Neil P. DeFeo        54       Director of Holdings, CAG and the Company

Sander M. Levy       39       Director of Holdings, CAG and the Company

Michael A. McLain    50       Director of Holdings, CAG and the Company

Daniel S. O'Connell  47       Director of Holdings, CAG and the Company

Steven M. Silver     32       Director of Holdings, CAG and the Company

     BRYAN P. MARSAL is a founding Managing Director of A&M, a firm that was formed in 1983. Mr. Marsal has been Chief Executive Officer of the Company since 1995. Mr. Marsal is a director of Timex Corporation and Aearo Corporation. Mr. Marsal received both a B.B.A. and a M.B.A. from the University of Michigan.

     JAMES A. WILLIAMS is President and Chief Executive Officer of the Sock Group. Mr. Williams joined the Sock Group in July 1986 as Senior Vice President--Sales and Marketing and was promoted to his current position as President in August 1991. Mr. Williams is a director of Esprit de Corp. and is the Chairman and a director of Maidenform Worldwide Inc. Prior to joining the Company, he worked for 15 years for Adams-Millis Corporation, where his last position was Senior Vice President-Sales and Marketing. Mr. Williams earned a B.S. in chemistry from the University of Southern Mississippi.

     JOSEPH. A. ROSATO is the President and Chief Operating Officer of the Licensing Group. Mr. Rosato joined the Company in September 1999. Mr. Rosato has 16 years of experience in the apparel industry. He has worked for Phillips-Van Heusen Corporation, Tommy Hilfiger, Inc., and most recently Warnaco Group, Inc., and has held various positions in sourcing and production related areas. Mr. Rosato earned a B.A. from New York University and an M.B.A. from Pace University.

     WILLIAM S. SHEELY is the Executive Vice President--Operations of the Sock Group. Mr. Sheely joined the Company as Vice President of Finance and Controller of the Sock Group in February 1993 and was promoted to his current position of Executive Vice President-Operations in April 1994. Prior to his tenure with the Company, Mr. Sheely was controller at Kayser-Roth's sock division where he was employed for seven years, and with Springs Industries for five years in various financial positions. Mr. Sheely is a graduate of the University of South Carolina where he received a B.S. in Business Administration - Accounting and is also a C.P.A.

    KATHY D. WILSON joined the Company as Vice President of Finance of the Sock Division in 1994 and became Chief Financial Officer of the Parent and the Company in December 2000. Prior to joining the Company, Ms. Wilson had five years experience with international accounting firms and also worked five years in various financial positions in the hotel and leisure industry. Ms. Wilson earned a B.S. in Business Administration - Accounting from the University of North Carolina and is also a C.P.A.

     DEAN G. NORMAN joined the Sock Division in May 1996. Prior to joining the Company, his 16 years in the hosiery industry included various senior management positions in addition to owning his own sales and marketing company. Mr. Norman earned a B.S. degree from North Carolina State University and a M.B.A. from Wake Forest University.

     SCOTT R. COLEMAN is Vice President, General Counsel and Secretary of the Parent and the Company effective September 2000. Mr. Coleman joined the Company in July 1998 as Assistant General Counsel and became Acting General Counsel in August 1999. Prior to joining the Company, Mr. Coleman worked for four years as corporate associate at Paul, Weiss, Rifkind, Wharton & Garrison, and five years as an attorney for the City of New York. Mr. Coleman earned a J.D. from New York University School of Law and a B.A. from Columbia College.

     NORMAN W. ALPERT is a Managing Director of Vestar Capital Partners and was a founding partner of Vestar at its inception in 1988. Mr. Alpert is Chairman of the Board of Directors of Aearo Corporation and Advanced Organics, Inc., and a director of Russell-Stanley Holdings, Inc., Siegelgale Holdings, Inc., Remington Products Company, LLC, MCG Capital Corporation, and Internet Venture Works, LLC, all companies in which Vestar or, its affiliates have a significant equity interest. Mr. Alpert received an A.B. degree from Brown University.

     NEIL P. DEFEO has served as President, Chief Executive Officer and a Director of Remington Products Company, LLC since January 1997. Mr. DeFeo is a director of Driscoll Strawberry Associates, Inc.. From 1993 to 1996, Mr. DeFeo was Group Vice President, U.S. Operations for The Clorox Company. For 25 years prior to 1993, Mr. DeFeo worked for Procter & Gamble in various executive positions, including Vice President and Managing Director, Worldwide Strategic Planning, Laundry and Cleaning Products. Mr. DeFeo holds a B.S.E.E. from Manhattan College.

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

     MICHAEL A. MCLAIN has been President, Chief Executive Officer and a Director of the Aearo Company since February 1998. Prior to joining the Company, he was President and Chief Executive Officer of DowBrands, Inc., a large manufacturer of household consumer products. Mr. McLain is a Director of Park Tudor School, Purcell Industries and Little Rapids Corporation.

     DANIEL S. O'CONNELL is the founder and Chief Executive Officer of Vestar Capital Partners. Mr. O'Connell is a director of Aearo Corporation, Insight Communications Company, L.P., Remington Products Company, LLC, Russell-Stanley Holdings, Inc., Siegelgale Holdings, Inc., St. John Knits, Inc. and Sunrise Medical Inc., all companies in which Vestar or its affiliates have a significant equity interest. Mr. O'Connell received an A.B. degree from Brown University and an M.P.P.M. degree from Yale University School of Management.

     STEVEN M. SILVER is a Managing Director of Vestar Capital Partners. Mr. Silver joined Vestar in May of 1995. Between July 1990 and July 1993, Mr. Silver was an analyst in Wasserstein Perella & Co.'s mergers and acquisitions groups in New York and London. Mr. Silver is a director of Sunrise Medical Inc. and Remington Products Company, LLC, both are companies in which Vestar or its affiliiates have a significant equity interest. Mr. Silver holds a B.A. degree from Yale College and a M.B.A. degree from Harvard University.

Compliance with Section 16(a) of the Exchange Act

     Each of the executive officers of the Company filed an Initial Statement of Beneficial Ownership of Securities on Form 3 to report his or her beneficial ownership of equity securities of the Company. None of such directors or officers reported beneficial ownership of any equity securities of the Company.

Item 11. Executive Compensation

    The following table sets forth the cash and noncash compensation earned by the Chief Executive Officer and the four other most highly compensated executive officers of the Parent and the Company.

                           SUMMARY COMPENSATION TABLE
                                                                      LONG-TERM
                                                                    COMPENSATION
                                                                        AWARDS
                                                                     -----------
                                       ANNUAL COMPENSATION
                                   ----------------------------

                                                                     SECURITIES
                                                                     UNDERLYING         ALL OTHER
                                    YEAR   SALARY ($)    BONUS       OPTIONS (#)       COMPENSATION
Bryan P. Marsal(1) ..............   2000   $ 700,000          0             0                  0
  Holdings and the Company          1998     700,000          0             0                  0

James A.Williams ................   2000     450,000          0             0                  0
  President of the Sock Group       1999     432,600   $343,029             0           $107,485 (2)
                                    1998     412,000    412,000             0                  0

Joseph A. Rosato ................   2000     275,000     39,557             0                  0
  President and Chief Operating .   1999           0          0             0                  0
  Officer of the Licensing Group    1998           0          0             0                  0

Dean  G. Norman .................   2000     200,000          0             0                  0
  Executive Vice President--Sales   1999     165,000    115,500             0             59,400 (2)
  of the Sock Group                 1998     150,000    135,000             0                  0

William S. Sheely ...............   2000     200,000          0             0              6,000 (3)
  Executive Vice President          1999     170,000     119,000            0             67,200 (2,3)
  Operations of the Sock Group      1998     162,000     162,500            0              6,000 (3)

(1) For 2001, A&M reduced their annual fee to $315,000. A&M was paid $200,000 and $158,000 for services of a corporate Chief Financial Officer and $112,000 and $105,000 for out-of-pocket travel expenses during 2000 and 1999, respectively. During 1998, A&M was paid $245,000 for consulting services related to the discontinued shirt operations and $18,000 for travel related expenses.
(2)  Contribution to Company's qualified defined benefit pension plan.
(3)  Car Allowance.


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

     Each of Mr. Rosato, Mr. Sheely, Mr. Norman, Ms. Wilson and Mr. Coleman (each an "Employee") have entered into severance agreements. Each Employee is entitled to severance pay equal to his or her current base salary for a period of one year (excluding bonus compensation) upon the occurrence of the termination of his or her employment without cause. These severance payments cease upon the Employee becoming a full-time employee or full-time consultant (including self-employment) of another entity. Bonus Plans

    Executive officers along with certain other employees (the "Participants") of each of the Licensing Group and the Sock Group participate in incentive compensation plans pursuant to which the Participants are eligible to receive bonus compensation based upon annual minimum EBITDA targets and upon the weighing of certain other performance criteria by Bryan P. Marsal and the Compensation Committee of the Board of Directors. Yearly bonus awards under the incentive plans are limited to 100% of the respective Participant's annual salary.

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

    Stock Options. On the Recapitalization closing date, Holdings agreed to grant nonqualified Options to purchase 5% of Holdings Common Stock (on a fully diluted basis). Such Options will (i) vest and become exercisable in equal installments in each of the five years following the grant date, (ii) expire ten years from the grant date, or earlier in certain instances of termination of employment and upon certain change of control events, and (iii) have an exercise price equal to $98.01 (the per share price at which Vestar, A&M, the
Co-Investors and the Management Investors acquired shares of Holdings Common Stock in the Recapitalization). From time to time following the
Recapitalization, the Board of Directors of Holdings, or a compensation committee thereof, may grant these or additional Options under the Option Plan to various employees of Holdings, the Company and their subsidiaries on terms, including vesting schedule, term and exercise price, determined by the Board of Directors or such committee in accordance with the Option Plan. No options have been granted under the Option Plan through December 31, 2000.

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

Report on Executive Compensation

     This report sets forth the compensation policies that guide decisions of the Compensation committee with respect to the compensation of the Company's executive officers. This report also reviews the rationale for pay decisions that affected Mr. Marsal during the 2000 fiscal year, and, in that regard, offers additional insight into the figures that appear in the compensation tables which are an integral part of the overall disclosures of executive compensation. Any consideration to pay-related actions that may become effective in future fiscal years are not reported in this statement.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

    All of the issued and outstanding shares of common stock of the Company are held by Cluett American Group ("CAG"), which is a wholly-owned subsidiary of Cluett American Investment Corp. ("Holdings"). The following table sets forth, as of March 1, 2001, certain information regarding the beneficial ownership of the voting securities of Holdings by each person who beneficially owns more than 5% of any class of Holdings voting securities and by the directors and certain executive officers of Holdings, individually, and by the directors and executive officers of Holdings as a group. Except as indicated below, the address for each of the persons listed below is c/o Cluett American Corp., 48 W 38th Street, New York, NY 10018.
                                                     HOLDINGS COMMON STOCK
                                                     ---------------------
                                                     SHARES BENEFICIALLY OWNED
                                                     -------------------------
                                                     NUMBER OF        PERCENT OF
                                                     SHARES           COMMON
5% STOCKHOLDERS:
  Vestar Capital Partners  III, L.P.................217,285             62.1%(1)
    245 Park Avenue, 41st Floor
    New York, New York 10167
  A&M................................................49,995             14.3%(1)
    599 Lexington Avenue
    Suite 2700
    New York, New York 10022
  Societe Anonyme D'Etudes et de Participation Industrielles
    et Commerciales..................................24,699              7.1%(1)
    114 rue de Turenne
    75003 Paris
  Cerberus Partners, L.P.............................20,622              5.9%(1)
    450 Park Avenue
    New York, New York 10022
OFFICERS AND DIRECTORS:

  Norman W. Alpert(3)...............................217,285             62.1%
  Sander M. Levy(3).................................217,285             62.1%
  Daniel S. O'Connell(3)............................217,285             62.1%
  Steven M. Silver(3)...............................217,285             62.1%
  Bryan P. Marsal(2).................................49,995             14.3%
  James A. Williams...................................4,388              1.3%
  Kathy D. Wilson.....................................2,041               (4)
  William S. Sheely...................................1,633               (4)
  Dean G. Norman......................................1,123               (4)
  Neil P. DeFeo.......................................1,020               (4)
  Michael A. McLain.......................................0               (4)
  All executive officers and directors as a group
  (11 persons)(2)(3)................................277,485             79.3%

(1)  For a discussion  of certain  voting  arrangements  among these holders see
     Item 13. "Certain Relationship and Related Transactions--Stock Ownership and Stockholder's Agreement". Each of Vestar, A&M, Societe Anonyme D'Etudes et de Participation Industrielles et Commerciales ("SAEPIC") and Cerberus Partners, L.P.disclaims the existence of a group and disclaims beneficial ownership of Holdings Common Stock not owned of record by them.

(2) Includes shares owned by A&M. Mr. Marsal disclaims the existence of a group and disclaims beneficial ownership of the Holdings Common Stock not held by him.

(3) Includes shares owned by Vestar. Each of Mr. Alpert, Mr. O'Connell, Mr. Levy and Mr. Silver disclaims the existence of a group and disclaims beneficial ownership of Holdings Common Stock not held by him.

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

Stock Ownership And Stockholders' Agreement

     In the Recapitalization: (i) Vestar acquired 60.8% of the outstanding Holdings Common Stock, (ii) A&M acquired 14.0% of the outstanding Holdings Common Stock, (iii) the Management Investors acquired in the aggregate 5.1% of the outstanding Holdings Common Stock, and (iv) the Co-Investors acquired 10.0% of the outstanding Holdings Common Stock. Following the Recapitalization, the former stockholders of Holdings (the "Original Equity Holders") retained in the aggregate 10.1% of the outstanding Holdings Common Stock. There can be no assurance as to how long any of Vestar, A&M, the Management Investors, the Co-Investors or the Original Equity Holders will hold their shares of Holdings Common Stock, although certain transfers by them may be restricted as described below.

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

     Termination. The Stockholders' Agreement will terminate (i) in full on the earliest of (A) the Initial Investors and their affiliates owning less than 5.0% of the outstanding Holdings Common Stock (on a fully diluted basis) or (B) the Participating Stockholders, including their affiliates and transferees, owning less than 50.0% of the outstanding Holdings Common Stock (on a fully diluted basis) and (C) ten years after the Recapitalization and (ii) as to any Holdings securities, on the date such securities are sold in a public offering or pursuant to Rule 144.

Other Relationships

     Management Advisory Agreement. For 2000, Holdings paid a $500,000 annual management fee to Vestar in consideration for certain advisory and consulting services provided by Vestar (excluding investment banking or other financial advisory services and full- or part-time employment by Holdings or any of its subsidiaries of any employee or partner of any of Vestar and its affiliates, in each case for which Vestar and its affiliates shall be entitled to receive additional compensation). For 2001, Vestar has reduced the annual management fee to $225,000. Holdings has agreed to reimburse Vestar for expenses incurred in connection with, and to indemnify Vestar and its affiliates for any liabilities arising from, such advisory and consulting services.

     Management Loans. At the closing of the Recapitalization, Holdings loaned $1.35 million to A&M, and $900,000 to the Management Investors, in order to provide A&M and such Management Investors with funds to be applied to a portion of the purchase price of the Holdings Common Stock to be issued to A&M and such Management Investors in connection with the Recapitalization. Such recourse loans (i) are secured by pledges of the Holdings common stock purchased by the respective borrowers, (ii) have a term of seven years, (iii) bear interest at an annual rate of 5.69%, and (iv) are subject to mandatory prepayment (a) with the net proceeds of any sales of Holdings Common Stock and (b) in full in certain other events including, in the case of the Management Investors, if the employment by Holdings and its subsidiaries of such Management Investor terminates other than as a result of death, disability or retirement. The terms of these loans may be more favorable to Management Investors than terms obtainable from an unrelated third-party.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1) Financial Statements

       Included in Part II, Item 8

       Consolidated Balance Sheets as of December 31, 1999 and December 31, 2000

       Consolidated Statements of Operations for the years ended December 31, 1998, December 31, 1999 and December 31, 2000

       Consolidated Statements of Stockholder's Deficit for the years ended December 31, 1998, December 31, 1999 and December 31, 2000

       Consolidated Statements of Cash Flows for the years ended December 31, 1998, December 31, 1999 and December 31, 2000

       Notes to Consolidated Financial Statements

   (2) Financial Statement Schedule

       Schedule II - Valuation and Qualifying Accounts


       All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

   (3) List of Exhibits

 EXHIBIT
   NO.                       DESCRIPTION OF EXHIBIT
------------
--------------------------------------------------------------------------------

2.1 Third Amended plan of Reorganization of Cluett American Corp. and Cluett American Investment Corp. (incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-4 (Reg. No. 333-58059) filed on June 30, 1998).

2.2 Subscription Agreement dated as of March 30, 1998, among Bidermann Industries U.S.A., Inc., Vestar Capital Partners III, L.P. and Alvarez & Marsal, Inc. (incorporated by reference to Exhibit 2.2 to the Company's Registration Statement on Form S-4 (Reg. No. 333-58059) filed on June 30,
     1998).

2.3 Stockholders' Agreement dated as of May 18, 1998, among Cluett American Investment Corp., Vestar Capital Partners III, L.P., A&M Investment Associates #7, LLC, the Co-Investors named therein, the Original Equity Holders named therein and the Management Investors named therein (incorporated by reference to Exhibit 2.3 to the Company's Registration Statement on Form S-4 (Reg. No. 333-58059) filed on June 30, 1998).

2.4  Joinder  Agreement  dated  as of  June  30,  1998,  among  Cluett  American
     Investment Corp., Vestar Capital Partners III, L.P. and each other signatory thereto (an "Additional Stockholder") (incorporated by reference to Exhibit 2.4 to the Company's Registration Statement on Form S-4 (Reg. No. 333-58059) filed on June 30, 1998).

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

4.8 Note Registration Rights Agreement dated May 18, 1998, among Cluett American Corp., NationsBanc Montgomery Securities LLC, and NatWest Capital Markets Limited (incorporated by reference to Exhibit 4.8 to the Company's Registration Statement on Form S-4 (Reg. No. 333-58059) filed on June 30,
     1998).

4.9 Preferred Stock Registration Rights Agreement dated May 18, 1998, among Cluett American Corp., NationsBanc Montgomery Securities LLC, and NatWest Capital Markets Limited (incorporated by reference to Exhibit 4.9 to the Company's Registration Statement on Form S-4 (Reg. No. 333-58059) filed on June 30, 1998).

10.1 $160,000,000 Credit Agreement dated as of May 18, 1998, among Cluett American Corp., as the Borrower, NationsBank, N.A., as Administrative Agent and Collateral Agent, NationsBanc Montgomery Securities LLC, as Arranger and Syndication Agent, and lenders (incorporated by reference to Exhibit
     10.1 to the Company's Registration Statement on Form S-4 (Reg. No. 333-58059) filed on June 30, 1998).

10.2 First Amendment to the Credit Agreement and Assignment dated May 27, 1998, by and among Cluett American Corp., Cluett American Investment Corp., Cluett American Group, Inc. and certain subsidiaries, the Existing Lenders, New Lenders, and agents (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-4 (Reg. No. 333-58059) filed on June 30, 1998).

10.2.1 Second Amendment to the Credit Agreement and Assignment dated as December 18, 1998, by and among Cluett American Corp., Cluett American Investment Corp., Cluett American Group, Inc. and certain subsidiaries, the Existing Lenders, New Lenders, and agents (incorporated by reference to Exhibit
     10.2.1 to the Company's Annual Report on Form 10-K (Reg. No. 333-58059) filed on March 29, 1999).

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

10.2.3 Waiver to the Credit Agreement and Assignment dated July 28, 1999, by and among Cluett American Corp., Cluett American Investment Corp., Cluett American Group, Inc. and certain subsidiaries, the Existing Lenders, New Lenders, and agents (incorporated by reference to Exhibit 10.2.3 to the Company's Annual Report on Form 10-K (Reg No. 333-58059) filed on March 29,
     1999).

10.2.4 Fourth Amendment to the Credit Agreement and Assignment dated September 30, 1999, by and among Cluett American Corp., Cluett American Investment Corp., Cluett American Group, Inc. and certain subsidiaries, the Existing Lender, New Lender, and agents (incorporated by reference to Exhibit 10.2.4 to the Company's Quarterly Report on Form 10-Q (Reg No. 333-58059) filed on November 16, 1999).

10.2.5 Investment and Deposit Agreement between Vestar Capital Partners and Bank of America dated September 30, 1999 (incorporated by reference to Exhibit
     10.2.5 to the Company's Quarterly Report on Form 10-Q (Reg No. 333-58059) filed on November 16, 1999).

10.2.6 $3.0 million Credit Agreement dated as of November 9, 1999, among Cluett American Corp, as the borrower, Bank of America, N.A. and Vestar Capital
     Partners  III,  L.P.,  as guarantor  (incorporated  by reference to Exhibit
     10.2.6 to the Company's Quarterly Report on Form 10-Q (Reg No. 333-58059) filed on November 16, 1999).

10.2.7 $7.5 million Amended and Restated Credit Agreement dated as of February 17, 2000, among Cluett American Corp, as the borrower, Bank of America, N.A. and Vestar Capital Partners III, L.P., as guarantor.

10.2.8 Fifth Amendment to Credit Agreement and Waiver dated March 29, 2000, by and among Cluett American Corp., Cluett American Investment Corp., Cluett American Group, Inc. and certain subsidiaries, the Existing Lender, New Lender, and agents.

10.2.9 Amended and Restated Investment and Deposit Agreement between Vestar Capital Partners III, L.P. and Bank of America dated March 29, 2000.

10.2.9.1 Six Amendment to Credit Agreement and Waiver dated June 30, 2000, by and among Cluett American Corp., Cluett American Investment Corp., Cluett American Group, Inc. and certain subsidiaries, the Existing Lender, New Lender, and agent.

*10.2.9.2 Seventh Amendment to Credit Agreement and Waiver dated March 22, 2001, by and among Cluett American Corp., Cluett American Investment Corp., Cluett American Group, Inc. and certain subsidiaries, the Existing Lender, Agents and Documentation Agents (filed herewith as Exhibit 10.2.9.2)

10.3 Security Agreement dated as of May 18, 1998, made by Cluett American Corp., Cluett American Investment Corp., Cluett American Group, Inc. and certain Subsidiaries of Cluett American Investment Corp. in favor of NationsBank, N.A. as agent (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-4 (Reg. No. 333-58059) filed on June 30,
     1998).

10.4 Pledge Agreement dated as of May 18, 1998, made by Cluett American Corp., Cluett American Investment Corp., Cluett American Group, Inc. and certain Subsidiaries of Cluett American Investment Corp. in favor of NationsBank, N.A., as agent (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-4 (Reg. No. 333-58059) filed on June 30,
     1998).

10.5 Joinder Agreement dated as of May 18, 1998, by and between Bidermann Tailored Clothing, Inc., and NationsBank, N.A., in its capacity as Agent under that certain Credit Agreement dated as of May 18, 1998 (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-4/A (Reg. No. 333-58059) filed on September 3, 1998).

10.6 CDN $15,000,000 Loan Agreement dated as of August 8, 1997, between Cluett, Peabody Canada Inc., as the Borrower, and Congress Financial Corporation (Canada), as Lender (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-4 (Reg. No. 333-58059) filed on June 30, 1998).

+10.7Employment  Agreement  dated March 7, 1997, by and between  Great  American
     Knitting Mills,  Inc. and James A. Williams  (incorporated  by reference to
     Exhibit 10.7 to the Company's Registration Statement on Form S-4/A (Reg. No. 333-58059) filed on September 3, 1998).

+10.8Severance Agreement dated as of August 8, 1997, by and between Cluett, Peabody & Co., Inc. and Phil Molinari (incorporated by reference to Exhibit
     10.8 to the Company's Registration Statement on Form S-4/A (Reg. No. 333-58059) filed on September 3, 1998).

+10.9Severance  Agreement  dated as of May 5, 1997 by and between Great American
     Knitting  Mills,  Inc.  and William  Sheely  (incorporated  by reference to
     Exhibit 10.9 to the Company's Registration Statement on Form S-4/A (Reg. No. 333-58059) filed on September 3, 1998).

+10.10  Severance  Agreement  dated  as of May 5,  1997,  by and  between  Great
     American Knitting Mills, Inc. and Kathy Wilson (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-4/A (Reg. No. 333-58059) filed on September 3, 1998).

+10.11 Advisory  Agreement dated May 18, 1998, among Cluett American  Investment
     Corp., Cluett American Corp. and Vestar Capital Partners (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-4/A (Reg. No. 333-58059) filed on September 3, 1998).

10.12Secured  Promissory  Note  dated  May  18,  1998,  made  by A&M  Investment
     Associates #7, LLC in favor of Cluett American Investment Corp. (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-4/A (Reg. No. 333-58059) filed on September 3, 1998).

10.13Form of Secured Promissory Note made by the Management Investors in favor of Cluett American Investment Corp. (incorporated by reference to Exhibit
     10.13 to the Company's Registration Statement on Form S-4/A (Reg. No. 333-58059) filed on September 3, 1998).

+10.14 Severance  Agreement  dated as of August 8, 1997, by and between  Cluett,
     Peabody & Co.,  Inc.  and Robert  Riesbeck  (incorporated  by  reference to
     Exhibit 10.14 to the Company's Registration Statement on Form S-4/A (Reg. No. 333-58059) filed on October 15, 1998).

10.16Limited Liability Company  Agreement of Cluett American  Receivables,  LLC,
     entered into by Great American Knitting Mills, Inc. as the sole equity member and Dwight Jenkins and Lori Rezza as the special members (incorporate by reference to Exhibit 10.16 to the Company's Quarterly Report of Form 10-Q (Reg No. 333.58059) filed on May 16, 2000).

10.16.1 Receivable Transfer Agreement dated May 12, 2000, between Great American Knitting Mills, Inc. and Cluett American Receivables, LLC (incorporate by reference to Exhibit 10.16.1 to the Company's Quarterly Report on Form 10-Q (Reg No. 333-58059) filed on May 16, 2000).

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

10.16.4 Guarantee Agreement dated May 12, 2000, made by Cluett American Corp. (incorporate by reference to Exhibit 10.16.4 to the Company's Quarterly Report on Form 10-Q (Reg No. 333-58059) filed on May 16, 2000).

10.16.5 Repurchase Agreement dated May 12, 2000 made by Vestar Capital Partners III, L.P. in favor of Banc of America Commercial Corporation (incorporate by reference to Exhibit 10.16.5 to the Company's Quarterly Report on Form 10-Q (Reg No. 333-58059) filed on May 16, 2000).

16.1 Letter from Ernst & Young LLP, former Certifying Accountants (incorporated by reference to Exhibit 16.1 to the Company's Current Report filed on Form 8-K (Reg. No. 333-58059) filed on January 10, 2000).

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

+    This is a management contract or compensatory plan or arrangement

*    Filed herewith

(b) No report was filed on Form 8-K during the three months ended December 31, 2000.

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

                        CLUETT AMERICAN CORP.
                               (Registrant)

         By:  /s/   Bryan P. Marsal
              ------------------------------------------------------------------
              Name: Bryan P. Marsal
              Title:   DIRECTOR AND CHIEF EXECUTIVE OFFICER


              Date:   March 29, 2001
              ------------------------------------------------------------------

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


              /s/   Bryan P. Marsal
              ------------------------------------------------------------------
              Name:    Bryan P. Marsal
              Title:   Director and Chief Executive Officer

              Date:    March 29, 2001
              ------------------------------------------------------------------


              /s/   Kathy D. Wilson
              ------------------------------------------------------------------
              Name:    Kathy D. Wilson
              Title:   Vice President and Chief Financial and Accounting Officer

              Date:    March 29, 2001
              ------------------------------------------------------------------


              /s/     James A. Williams
              ------------------------------------------------------------------
              Name:    James A. Williams
              Title:   Director

              Date:    March 29, 2001
              ------------------------------------------------------------------

              /s/   Norman W. Alpert
              ------------------------------------------------------------------
              Name:    Norman W. Alpert
              Title:   Director

              Date:    March 29, 2001
              ------------------------------------------------------------------


              /s/   Steven M. Silver
              ------------------------------------------------------------------
              Name:    Steven  M. Silver
              Title:   Director

              Date:    March 29, 2001
              ------------------------------------------------------------------


              /s/   Sander M. Levy
              ------------------------------------------------------------------
              Name:    Sander M. Levy
              Title:   Director

              Date:    March 29, 2001
              ------------------------------------------------------------------


              /s/   Daniel S. O' Connell
              ------------------------------------------------------------------
              Name:    Daniel S. O'Connell
              Title:   Director

              Date:    March 29, 2001
              ------------------------------------------------------------------





                                  EXHIBIT INDEX

10.2.9.2 Seventh Amendment to Credit Agreement and Waiver dated March 23, 2001.

27       Financial Data Schedule

 Item 14 (d).  Financial Statement Schedules



                                   SCHEDULE II

                              CLUETT AMERICAN CORP.

                        VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

COLUMN A                           COLUMN B            COLUMN C                  COLUMN D        COLUMN E
------------------------------    --------------     -----------                 ---------       --------
                                                              ADDITIONS
                                                     ------------------------
                                     BALANCE AT      CHARGED TO       CHARGED                    BALANCE
                                     BEGINNING       COSTS AND        TO OTHER                   AT END
DESCRIPTION                          OF YEAR         EXPENSES         ACCOUNTS   DEDUCTIONS      OF YEAR
-------------------------------    -------------     -----------     ---------   ----------     ---------

PERIOD ENDED DECEMBER 31, 1998:
 Deduction from asset account:
    Allowance for doubtful accounts    $1,004        $    548              --     $  380 (1)     $  1,172
    Customer allowances                 2,593             836              --         24 (1)        3,405
    Inventory reserves                    922           1,235              --         --            2,157
                                   ----------------------------------------------------------------------
        Total                          $4,519        $  2,619              --     $  404 (1)     $  6,734
                                   ======================================================================


PERIOD ENDED DECEMBER 31, 1999:
 Deduction from asset account:
    Allowance for doubtful accounts    $1,172        $     87              --     $  425 (1)     $    834
    Customer allowances                 3,405             680              --        671 (1)        3,414
    Inventory reserves                  2,157              --              --      1,147 (1)        1,010
                                    ---------------------------------------------------------------------
        Total                         $ 6,734        $    767              --     $2,243 (1)     $  5,258
                                    =====================================================================

PERIOD ENDED DECEMBER 31, 2000:
 Deduction from asset account:
    Allowance for doubtful accounts  $    834        $    246              --     $  171 (1)     $    909
    Customer allowances                 3,414           1,205              --        582 (1)        4,037
    Inventory reserves                  1,010              24              --        450 (1)          584
                                    ---------------------------------------------------------------------
        Total                        $  5,258        $  1,475              --     $1,203         $  5,530
                                    =====================================================================


(1)       Write offs, net of recoveries

                                                                Exhibit 10.2.9.2

                 SEVENTH AMENDMENT TO CREDIT AGREEMENT & WAIVER

     THIS SEVENTH AMENDMENT TO CREDIT AGREEMENT & WAIVER (this "Amendment"), dated as of March 23, 2001, is by and among Cluett American Corp. (the "Borrower"), Cluett American Investment Corp. (the "Parent"), Cluett American Group, Inc. ("Interco") and the certain subsidiaries of the Parent identified on the signature pages hereto (together with the Parent and Interco, the
"Guarantors"), the lenders identified on the signature pages hereto (the "Lenders"), Bank of America, N.A. (formerly known as NationsBank, N.A.), as agent for the Lenders (in such capacity, the "Agent"), and Gleacher NatWest Inc., as documentation agent (the "Documentation Agent").

                               W I T N E S S E T H

         WHEREAS, the Borrower, the Guarantors, the Lenders, the Agent and the Documentation Agent have entered into that certain Credit Agreement dated as of May 18, 1998, as amended as of May 27, 1998, December 18, 1998, March 19, 1999, September 30, 1999, March 29, 2000, May 2, 2000 and June 30, 2000 (as so
previously amended the "Existing Credit Agreement"); and

         WHEREAS, the parties to the Existing Credit Agreement have agreed to amend the Existing Credit Agreement and waive certain provisions thereof as provided herein.

         NOW, THEREFORE, in consideration of the agreements hereinafter set forth, and for other good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, the parties hereto agree as follows:


                                     PART 1
                                   DEFINITIONS

         SUBPART 1.1 Certain Definitions. Unless otherwise defined herein or the context otherwise requires, the following terms used in this Amendment, including its preamble and recitals, have the following meanings:

"Amended Credit Agreement" means the Existing Credit Agreement as amended hereby.

"Amendment No. 7 Effective Date" is defined in Subpart 3.1.


         SUBPART 1.2 Other Definitions. Unless otherwise defined herein or the context otherwise requires, terms used in this Amendment, including its preamble and recitals, have the meanings provided in the Amended Credit Agreement.


                                     PART 2
                AMENDMENTS TO EXISTING CREDIT AGREEMENT & WAIVER

         Effective on (and subject to the occurrence of) the Amendment No. 7 Effective Date, the Existing Credit Agreement is hereby amended in accordance with this Part 2. Except as so amended, the Existing Credit Agreement and all other Credit Documents shall continue in full force and effect.

         SUBPART 2.1 Amendments to Section 1.1. The definition of "Maturity Date" appearing in Section 1.1 of the Existing Credit Agreement are amended and restated in its entirety to read as follows:

                  "Maturity Date" means (i) as to the Revolving Loans, Letters of Credit (and the related LOC Obligations), Swingline Loans and Tranche A Term Loan, May 18, 2004, (ii) as to the Tranche B Term Loan, May 18, 2005 and (iii) as to the Tranche C Loans and the Tranche C Letters of Credit (and the related Tranche C LOC Obligations), December 31, 2002.

         SUBPART 2.2 Amendments to Section 2.6.

                  (a) The first sentence of Section 2.6(a) of the Existing Credit Agreement is amended and restated in its entirety to read as follows:

                           2.6      Tranche C Loans.

                           (a) Tranche C Commitment. Subject to the terms and conditions of this Credit Agreement, the Tranche C Lender agrees to make available to the Borrower revolving credit loans requested by the Borrower in Dollars ("Tranche C Loans") from time to time from the Amendment No. 5 Effective Date until the Maturity Date, or such earlier date as the Tranche C Commitment shall have been terminated as provided herein; provided, however, that the sum of the aggregate principal amount of outstanding Tranche C Loans shall not exceed NINETEEN MILLION TWO HUNDRED THIRTY-THREE THOUSAND EIGHT HUNDRED THIRTY-SEVEN AND 17/100 DOLLARS ($19,233,837.17) (as such aggregate maximum amount may be reduced from time to time as provided in Section 2.6(d), the "Tranche C Committed Amount").

(b)      Section 2.6(d)(v) of the Existing Credit Agreement is deleted.

         SUBPART 2.2 Amendments to Section 7.11. Section 7.11 of the Existing Credit Agreement is amended and restated in its entirety to read as follows:

         7.11     Financial Covenants.

         The Credit Parties shall cause:

     (a) Fixed Charge Coverage Ratio. The Fixed Charge Coverage Ratio, as of the last day of each fiscal quarter of the Consolidated Parties, to be greater than or equal to:

 -------------------------------------------------------------------------------
              March 31        June 30        September 30           December 31
 -------------------------------------------------------------------------------
 2000                                                              1.00 to 1.00
 -------------------------------------------------------------------------------
 2001       0.80 to 1.00    0.90 to 1.00     1.00 to 1.00          1.00 to 1.00
 -------------------------------------------------------------------------------
 thereafter 1.00 to 1.00    1.00 to 1.00     1.00 to 1.00          1.00 to 1.00
 -------------------------------------------------------------------------------

     (b) Interest Coverage Ratio. The Interest Coverage Ratio, as of the last day of each fiscal quarter of the Consolidated Parties, to be greater than or equal to:

 -------------------------------------------------------------------------------
               March 31        June 30        September 30          December 31
 -------------------------------------------------------------------------------
 2000                                                              1.30 to 1.00
 -------------------------------------------------------------------------------
 2001        1.30 to 1.00    1.30 to 1.00      1.50 to 1.00        1.50 to 1.00
 -------------------------------------------------------------------------------
 2002        1.85 to 1.00    1.85 to 1.00      1.85 to 1.00        1.85 to 1.00
 -------------------------------------------------------------------------------
 2003        2.00 to 1.00    2.00 to 1.00      2.00 to 1.00        2.00 to 1.00
 -------------------------------------------------------------------------------
 2004        2.25 to 1.00    2.25 to 1.00      2.25 to 1.00        2.25 to 1.00
 -------------------------------------------------------------------------------
 thereafter  2.50 to 1.00    2.50 to 1.00      2.50 to 1.00
 -------------------------------------------------------------------------------

     (c) Senior Leverage Ratio. The Senior Leverage Ratio, as of the last day of each fiscal quarter of the Consolidated Parties, to be less than or equal to:

 -------------------------------------------------------------------------------
                March 31         June 30        September 30        December 31
 -------------------------------------------------------------------------------
 2000                                                              3.10 to 1.00
 -------------------------------------------------------------------------------
 2001        2.80 to 1.00     2.60 to 1.00       2.40 to 1.00      2.10 to 1.00
 -------------------------------------------------------------------------------
 thereafter  2.00 to 1.00     2.00 to 1.00       2.00 to 1.00      2.00 to 1.00
 -------------------------------------------------------------------------------

     (d) Total Leverage Ratio. The Total Leverage Ratio, as of the last day of each fiscal quarter of the Consolidated Parties, to be less than or equal to:

 -------------------------------------------------------------------------------
                March 31         June 30       September 30         December 31
 -------------------------------------------------------------------------------
 2000                                                              7.10 to 1.00
 -------------------------------------------------------------------------------
 2001          7.10 to 1.00    6.60 to 1.00    6.00 to 1.00        5.60 to 1.00
 -------------------------------------------------------------------------------
 2002          5.50 to 1.00    5.50 to 1.00    5.50 to 1.00        5.50 to 1.00
 -------------------------------------------------------------------------------
 2003          4.75 to 1.00    4.75 to 1.00    4.75 to 1.00        4.75 to 1.00
 -------------------------------------------------------------------------------
 thereafter    4.00 to 1.00    4.00 to 1.00    4.00 to 1.00        4.00 to 1.00
 -------------------------------------------------------------------------------


     (e) Minimum Consolidated EBITDA. Commencing with the fiscal quarter ending December 31, 2001, Consolidated EBITDA as of the last day of each fiscal quarter of the Consolidated Parties for the twelve month period ending on such date, to be greater than or equal to $35,000,000.

     (f) Fiscal Quarter Computations. For purposes of this Section 7.11, each reference to March 31, June 30, September 30 and December 31 shall refer to the fiscal quarter of the Consolidated Parties ending on or about such dates.

         SUBPART 2.3 Amendments to Exhibit 2.1(b)(i). Exhibit 2.1(b)(i) to the Existing Credit Agreement is hereby replaced with Exhibit 2.1(b)(i) hereto.

         SUBPART 2.4 Waiver. Subject to the occurrence of the Amendment No. 7 Effective Date, the Required Lenders hereby waive the requirements that the Credit Parties comply with Section 7.11(e) of the Existing Credit Agreement for the fiscal quarter ended December 31, 2000. This is a one-time waiver and is granted only for the limited purposes set forth herein and shall be effective only in the specific circumstances provided for above and only for the purpose for which given. The waiver pursuant to this Subpart 2.4 shall be deemed to be effective as of December 31, 2000.

     SUBPART 2.5 No Prepayments of Tranche C Loans. Notwithstanding anything to the contrary contained in the Amended Credit Agreement to the contrary, the Borrower shall not make any voluntary prepayment of the outstanding Tranche C Loans prior to January 1, 2002, unless all other Credit Party Obligations have been paid in full and the Commitments (other than the Tranche C Commitment) have been terminated.



                                     PART 3
                                  EFFECTIVENESS

     SUBPART 3.1 Amendment No. 7 Effective Date. This Amendment shall be and become effective as of the date hereof (the "Amendment No. 7 Effective Date") when all of the conditions set forth in this Part 3 shall have been satisfied, and thereafter this Amendment shall be known, and may be referred to, as "Amendment No. 7."

     SUBPART 3.1.1 Execution of Counterparts of Amendment. The Agent shall have received counterparts of this Amendment which collectively shall have been duly executed on behalf of each of the Borrower, the Guarantors and the Required Lenders.

     SUBPART 3.1.2 Amendment Fee; Payment of Fees and Expenses. The Agent shall have received, for the account of each Lender that has delivered an executed counterpart of this Amendment to the Agent on or before March 23, 2001, an amendment fee equal to 0.125% of the Commitment of each such Lender under the Existing Credit Agreement.


                                     PART 4
                                  MISCELLANEOUS

         SUBPART 4.1. Cross-References. References in this Amendment to any Part or Subpart are, unless otherwise specified, to such Part or Subpart of this Amendment.

         SUBPART 4.2 Instrument Pursuant to Existing Credit Agreement. This Amendment is a Credit Document executed pursuant to the Existing Credit Agreement and shall (unless otherwise expressly indicated therein) be construed, administered and applied in accordance with the terms and provisions of the Existing Credit Agreement.

         SUBPART 4.3 References in Other Credit Documents. At such time as this Amendment No. 7 shall become effective pursuant to the terms of Subpart 3.1, all references in the Credit Documents to the "Credit Agreement" shall be deemed to refer to the Amended Credit Agreement.

         SUBPART 4.4 Counterparts/Telecopy. This Amendment may be executed by the parties hereto in several counterparts, each of which shall be deemed to be an original and all of which shall constitute together but one and the same agreement. Delivery of executed counterparts of this Amendment by telecopy shall be effective as an original and shall constitute a representation that an original shall be delivered.

         SUBPART 4.5 Attorney's Fees. The Credit Parties hereby promise to pay all costs and expenses of the Agent in connection with this Amendment, including, without limitation, the reasonable fees and expenses of Moore & Van Allen PLLC.

         SUBPART 4.6 Governing Law. THIS AMENDMENT SHALL BE DEEMED TO BE A CONTRACT MADE UNDER AND GOVERNED BY THE LAWS OF THE STATE OF NEW YORK.

         SUBPART 4.7 Successors and Assigns. This Amendment shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns.

         IN WITNESS WHEREOF the Borrower, the Guarantors and the Required Lenders have caused this Amendment to be duly executed on the date first above written.

CREDIT PARTIES:                     CLUETT AMERICAN Corp.
--------------
                                            Cluett American Investment Corp.
                                            Cluett American Group, Inc.
                                            CONSUMER DIRECT CORPORATION
                                            ARROW FACTORY STORES, INC.
                                            GAKM RESOURCES CORPORATION
                                            CLUETT PEABODY RESOURCES CORPORATION
                                            CLUETT PEABODY HOLDING CORP.
                                            CLUETT, PEABODY & CO., INC.
                                            BIDERTEX SERVICES INC.
                                            GREAT AMERICAN KNITTING MILLS, INC.
                                            BIDERMANN TAILORED CLOTHING, INC.

                                            By:
                                               ---------------------------------
                                            Name:
                                                 -------------------------------
                                            Title:
                                                  ------------------------------
























                             [Signatures Continued]

AGENT:                  BANK OF AMERICA, N.A.
-----
                        (formerly known as NationsBank, N. A.), as Agent

                        By:
                        ---------------------------------
                        Name:
                        ---------------------------------
                        Title:
                        ---------------------------------

LENDERS:                BANK OF AMERICA, N.A.
-------
                        (formerly known as NationsBank, N. A.)

                        By:
                        ---------------------------------
                        Name:
                        ---------------------------------
                        Title:
                        ---------------------------------

                        BANK OF AMERICA, N.A.
                        (formerly known as NationsBank, N. A.), solely in its
                         capacity as the Tranche C Lender

                        By:
                        ---------------------------------
                        Name:
                        ---------------------------------
                        Title:
                        ---------------------------------

                        NATIONAL WESTMINSTER BANK PLC

                        By:
                        ---------------------------------
                        Name:
                        ---------------------------------
                        Title:
                        ---------------------------------

                        FLEET BANK, N.A.

                        By:
                        ---------------------------------
                        Name:
                        ---------------------------------
                        Title:

                        BANKBOSTON, N.A.

                        By:
                        ---------------------------------
                        Name:
                        ---------------------------------
                        Title:
                        ---------------------------------

                        FLEET BUSINESS CREDIT CORPORATION
                        (successor in interest to Sanwa Business Credit
                         Corporation)

                        By:
                        ---------------------------------
                        Name:
                        ---------------------------------
                        Title:
                        ---------------------------------

                        BANK AUSTRIA CREDITANSTALT
                        CORPORATE FINANCE, INC.

                        By:
                        ---------------------------------
                        Name:
                        ---------------------------------
                        Title:
                        ---------------------------------

                        By:
                        ---------------------------------
                        Name:
                        ---------------------------------
                        Title:
                        ---------------------------------

                        FIRST SOURCE FINANCIAL LLP,
                        By: First Source Financial Inc., its manager

                        By:
                        ---------------------------------
                        Name:
                        ---------------------------------
                        Title:
                        ---------------------------------

                        GENERAL ELECTRIC CAPITAL
                        CORPORATION

                        By:
                        ---------------------------------
                        Name:
                        ---------------------------------
                        Title:
                        ---------------------------------

                        FLEET NATIONAL BANK

                        By:
                        ---------------------------------
                        Name:
                        ---------------------------------
                        Title:
                        ---------------------------------

                        HSBC BANK USA

                        By:
                        ---------------------------------
                        Name:
                        ---------------------------------
                        Title:
                        ---------------------------------

                        AG CAPITAL FUNDING PARTNERS, L.P.
                        By: Angelo Gordon & Co., L.P. as Investment Advisor

                        By:
                        ---------------------------------
                        Name:
                        ---------------------------------
                        Title:
                        ---------------------------------

                        NORTHWOODS CAPITAL LIMITED
                        By: Angelo Gordon & Co., L.P. as Collateral Manager

                        By:
                        ---------------------------------
                        Name:
                        ---------------------------------
                        Title:
                        ---------------------------------

                        NEW YORK LIFE INSURANCE COMPANY

                        By:
                        ---------------------------------
                        Name:
                        ---------------------------------
                        Title:
                        ---------------------------------

                        SENIOR DEBT PORTFOLIO
                        By:  Boston Management and Research,
                             as Investment Advisor

                        By:
                        ---------------------------------
                        Name:
                        ---------------------------------
                        Title:
                        ---------------------------------

                        ML CLO XX PILGRIM AMERICA (CAYMAN) LTD.

                        By:
                        ---------------------------------
                        Name:
                        ---------------------------------
                        Title:
                        ---------------------------------

                        TORONTO DOMINION (TEXAS), INC.

                        By:
                        ---------------------------------
                        Name:
                        ---------------------------------
                        Title:
                        ---------------------------------

                        GREAT POINT CLO 1999-1 LTD.

                        By:      Sankaty Advisors, Inc., as
                                 Collateral Managers

                        By:
                        --------------------------------
                        Name:
                        --------------------------------
                        Title:
                        --------------------------------

                        EATON VANCE SENIOR INCOME TRUST

                        By:
                        ---------------------------------
                        Name:
                        ---------------------------------
                        Title:
                        ---------------------------------

                                Exhibit 2.1(b)(i)

                                             FORM OF NOTICE OF BORROWING

Bank of America, N. A.,
  as Agent for the Lenders
101 North Tryon Street
Independence Center, 15th Floor
NC1-001-15-04
Charlotte, North Carolina  28255
Attention:  Agency Services

Ladies and Gentlemen:

         The undersigned, Cluett American Corp. (the "Borrower"), refers to the Credit Agreement dated as of May 18, 1998 (as amended, modified, restated or supplemented from time to time, the "Credit Agreement"), among the Borrower, the Guarantors, the Lenders, Bank of America, N.A., formerly NationsBank, N. A., as Agent and Gleacher Natwest Inc., as Documentation Agent. Capitalized terms used herein and not otherwise defined herein shall have the meanings assigned to such terms in the Credit Agreement. [The Borrower hereby gives notice pursuant to
Section 2.1 of the Credit Agreement that it requests a Revolving Loan advance under the Credit Agreement, and in connection therewith sets forth below the terms on which such Loan advance is requested to be made:]* [The Borrower hereby gives notice pursuant to Section 2.6 of the Credit Agreement that it requests a Tranche C Loan advance under the Credit Agreement, and in connection therewith sets forth below the terms on which such Loan advance is requested to be made:]**

(A)      Date of Borrowing (which is a Business Day)     _______________________

(B)      Principal Amount of Borrowing                   _______________________

(C)      Interest rate basis                             _______________________

(D)      Interest Period and the  last day thereof       _______________________

         [In accordance with the requirements of Section 5.2, the Borrower hereby reaffirms the representations and warranties set forth in the Credit Agreement as provided in subsection (b) of such Section, and confirms that the matters referenced in subsections (c), (d) and (e) of such Section, are true and correct.]*

         [In accordance with the requirements of Section 2.7(g), (1) the Borrower (with respect to itself only) and the Sponsor, as applicable, hereby reaffirm the representations and warranties set forth in Sections 6.3, 6.4, 6.5 and 6.6 of the Credit Agreement or Section 11 of the Tranche C Guaranty, as applicable, as provided in subsection (ii) of such Section 2.7(g) and (2) the Borrower (with respect to itself only) and the Sponsor confirm that the matters referenced in subsections (iii), (iv) and (v) of such Section 2.7(g) are true and correct.]**

                              [Signatures follow.]

         This Notice of Borrowing may be executed in counterparts, each of which when so executed and delivered shall be an original, but all of which shall constitute one and the same instrument.

                                                     Cluett American Corp.

                               By:
                                  -----------------------------------------
                               Name:
                                  ---------------------------------------
                               Title:
                                  --------------------------------------


[Acknowledged and consented to this __ day of ________, ____:**

Vestar Capital Partners III, L.P.,
a Delaware limited partnership

By:      Vestar Associates III, L.P.,
         its General Partner

         By:      Vestar Associates corporation III,
                  its General Partner

                  By:
                     --------------------------------------------------
                  Name: Norman W. Alpert
                  Title: Vice President]

*For all Revolving Loans
**For all Tranche C Loans