Form 10-Q
period 2001-03-31
CLUETT AMERICAN CORP
filed 2001-05-14
CIK 1064435

Cluett American Corp. and Subsidiaries

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2001

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

The aggregate market value of the voting sock held by any non-affiliates of the registrant is zero as of March 31, 2001. All common stock of the registrant is owned by Cluett American Group, Inc., which is a wholly-owned subsidiary of Cluett American Investment Corp.

                                TABLE OF CONTENTS


                  PART I - FINANCIAL INFORMATION

                                                                    Page
Item 1.  Financial Statements (Unaudited)

Report of Independent Accountants
as of the period ended March 31, 2001                                 3

Condensed Consolidated Balance Sheets as of March 31, 2001
and December 31, 2000                                                F-1

Condensed Consolidated Statements of Operations for the
thirteen weeks ended March 31, 2001 and April 1, 2000                F-2

Condensed Consolidated Statements of Cash Flows for the
thirteen weeks ended March 31, 2001 and April 1, 2000                F-3

Notes to Condensed Consolidated Financial Statements
March 31, 2001                                                       F-4


Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations.                         4


Item 3.  Quantitative and Qualitative Disclosures About
Market Risk.                                                           9




                  PART II - OTHER INFORMATION



Item 1.   Legal Proceedings                                            10

Item 4.   Submission of Matters to a Vote of Security Holders          10

Item 6.   Exhibits and Reports on Form 8-K                             10


SIGNATURES                                                             14

              REPORT OF DELOITTE & TOUCHE, INDEPENDENT ACCOUNTANTS


Board of Directors
Cluett American Corp. and Subsidiaries
New York, New York

     We have reviewed the accompanying condensed consolidated balance sheet of Cluett American Corp. and subsidiaries (the "Company") as of March 31, 2001, and the related condensed consolidated statements of operations and cash flows for the thirteen-week periods ended March 31, 2001 and April 1, 2000. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2000, and the related consolidated statements of operations, stockholder's deficit and cash flows for the year then ended (not presented herein); and in our report dated March 23, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                            /s/ Deloitte & Touche LLP


Raleigh, North Carolina
April 26, 2001

                      Condensed Consolidated Balance Sheets
                  (Dollars In Thousands, except per share data)


                                                       March 31,    December 31,
                                                          2001           2000
                                                      --------------------------
                                                       (Unaudited)    (Note 1)
ASSETS
Current assets:
   Cash and cash equivalents.........................     $ 7,459      $  1,268
   Accounts receivable, net..........................      28,958        33,442
   Inventories, net .................................      34,613        30,434
   Prepaid expenses and other current assets.........       2,390         1,176
   Net assets of discontinued operations.............      19,380        21,861
                                                      --------------------------
Total current assets.................................      92,800        88,181

Property, plant and equipment, net...................      25,833        26,930
Pension assets.......................................      28,145        27,545
Deferred financing fees..............................       9,520         9,966
Other noncurrent assets..............................         948           946
                                                      --------------------------
Total assets.........................................     $157,246     $153,568
                                                      ==========================


LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
   Accounts payable and accrued expenses.............     $ 17,404    $  13,709
   Accrued interest payable..........................        8,882        5,362
   Restructuring reserve.............................        4,674        8,380
   Short-term debt and current portion of
   long-term debt....................................        6,309        6,258
   Income taxes payable..............................        2,123        1,942
                                                      --------------------------
Total current liabilities............................       39,392       35,651

Long-term debt and capital lease obligations.........      228,191      227,931
Redeemable preferred stock dividends payable.........        2,872          718
Other non-current liabilities........................           68           59


Senior Exchangeable Preferred Stock Due 2010, cumulative,
  $.01 par value: authorized 4,950,000, issued and
  outstanding 676,379 share (liquidation preference
  of  $63,659)........................................      66,214       66,214
Stockholder's deficit:
   Common stock, $1 par value: authorized, issued and
   outstanding 1,000 shares...........................           1            1
   Additional paid-in capital.........................     124,981      127,134
   Accumulated deficit................................    (303,266)    (303,036)
   Accumulated other comprehensive loss...............      (1,207)      (1,104)
                                                       -------------------------
Total stockholder's deficit...........................    (179,491)    (177,005)
                                                       -------------------------
Total liabilities and stockholder's deficit...........   $ 157,246    $ 153,568
                                                       =========================

                             See accompanying notes.

           Condensed Consolidated Statements of Operations (Unaudited)
                             (Dollars In Thousands)



                                                           Thirteen weeks ended
                                                         March 31,      April 1,
                                                            2001           2000
                                                        ------------------------



Net sales ..............................................   $ 44,098    $ 40,276

Cost of goods sold .....................................     28,544      25,307
                                                           --------    --------

Gross profit ...........................................     15,554      14,969

Selling, general and administrative expenses ...........      9,302       9,177
                                                           --------    --------

Operating income .......................................      6,252       5,792

Interest expense, net ..................................      5,673       6,594

Other expense, net .....................................        446         456
                                                           --------    --------

Income(loss)from continuing operations before income
taxes ..................................................        133      (1,258)

Provision for income taxes .............................        360         194
                                                           --------    --------

Loss from continuing operations ........................       (227)     (1,452)

Discontinued Operations:

    Loss from  operations of discontinued segment ......        --        5,432

                                                           --------    --------
Net loss ...............................................   $   (227)   $ (6,884)
                                                           ========    ========


                             See accompanying notes.

           Condensed Consolidated Statements of Cash Flows (Unaudited)
                             (Dollars in Thousands)


                                                          Thirteen weeks ended
                                                        March 31,       April 1,
                                                          2001           2000
                                                       ------------------------


Operating activities
Net loss ............................................  $     (227)     $ (6,884)
Adjustment to reconcile net loss to net cash and cash
equivalents used in operating activities:
   Depreciation.......................................      1,567         1,647
   Deferred finance amortization......................        446           423

Changes in operating assets and liabilities:
   Accounts receivable................................      4,484         5,707
   Inventories........................................     (4,179)       (7,573)
   Prepaid expenses and other current assets..........     (1,214)         (397)
   Pension and other noncurrent assets................       (600)       (1,001)
   Accounts payable and accrued expenses..............      6,734         5,996
   Restructuring reserve .............................     (3,706)           10
   Income taxes payable...............................        182            40
   Other liabilities..................................        490           578
   Effect of changes in foreign currency..............       (104)           91
                                                       -------------------------
Net cash and cash equivalents provided by (used in)
operating activities..................................      3,873        (1,363)

Investing activities
Purchase of property, plant and equipment..............      (470)         (829)
Proceeds on disposal of property, plant and equipment..        --            --
                                                       -------------------------
Net cash and cash equivalents used in investing
activities.............................................      (470)         (829)

Financing activities
Net borrowings under line-of-credit agreement .........     1,400         3,850
Proceeds from issuance of long term debt ..............        --         6,500
Principal payments on long term debt ..................    (1,089)       (1,150)
                                                       -------------------------
Net cash and cash equivalents provided by financing
activities.............................................       311         9,200

Cash provided by (used in) discontinued operations.....     2,477       (11,783)
                                                       -------------------------
Net change in cash and cash equivalents................     6,191        (4,775)
Cash and cash equivalents at beginning of period.......     1,268         7,048
                                                       -------------------------
Cash and cash equivalents at end of period............. $   7,459    $    2,273
                                                       =========================



                             See accompanying notes.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Cluett American Corp. and its subsidiaries, (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen-week period ended March 31, 2001, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2001.

     The Balance Sheet at December 31, 2000, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

     For further information, refer to the annual consolidated financial statements and footnotes of the Company, included in the Annual Report on Form 10-K, for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 29, 2001.

     The consolidated financial statements include all subsidiary companies of the Company. Significant intercompany transactions have been eliminated in consolidation.

     The Company uses a 5-4-4 week fiscal quarter whereby the fiscal quarter ends on the Saturday nearest the end of the calendar quarter, which accordingly was March 31, 2001 and April 1, 2000, respectively.

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

2.       Recent Events and Discontinued Operations (Continued)

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

     On January 29, 2001 and pursuant to an Asset Purchase Agreement, CP Canada sold certain assets (principally inventory, personal property, and manufacturing equipment) used primarily by CP Canada's ARROW labeled apparel bearing the name or logo of other Corporate entities or other organizations ("Career Apparel") businesses in Canada, apparel sold in specialty golf stores and golf pro shops ("Golf Apparel") and FRIDAY'S BY CLUETT businesses in Canada, the United States and Puerto Rico, to The John Forsyth Shirt Company, LTD. ("Forsyth").

     Pursuant to a Trademark License Agreement ("Forsyth Trademark License Agreement"), dated as of January 29, 2001, CP and CP Canada granted to Forsyth an exclusive license to use trademarks related to the ARROW business in Canada and the FRIDAY'S BY CLUETT and golf apparel business in Canada, the United States and Puerto Rico. The Forsyth Trademark License Agreement provides for a
1.0 million Canadian dollar minimum guaranteed annual royalty fee to be paid to CP, subject to the Consumer Price Index. The license expires on December 31, 2005; however, Forsyth has the option to renew for two additional five year terms, provided it meets certain conditions.

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

     The net assets of the Discontinued Operations in the accompanying balance sheet are comprised of the following (Dollars in Thousands):


                                              March 31, December 31,
                                                2001       2000
                                             ---------  -----------
Assets:
  Cash                                        $ 2,900     $   316
  Accounts receivable                           2,046       7,985
  Inventories, net                                881       9,606
  Prepaid expenses                                874         685
  Property, plant & equipment, net             14,135      14,602
  Other assets                                    451         475
                                              -------     -------
     Total assets                              21,287      33,669

Liabilities:
  Accounts payable & accrued expenses           1,699       6,137
  Canadian revolving facility                    --         5,447
  Canadian capital lease                          208         224
                                              -------     -------
     Total liabilities                          1,907      11,808
                                              -------     -------

       Net assets of discontinued operations  $19,380     $21,861
                                              =======     =======

3. Inventories

Inventories consist of the following:
                                                         March 31,  December 31,
                                                           2001        2000
                                                        ---------   ------------
                                                        (Dollars In Thousands)

Finished goods                                           $ 28,031   $ 25,055
Work in process                                             3,307      2,092
Raw material and supplies                                   3,856      3,871
                                                         --------   --------
                                                           35,194     31,018
Less:  Allowance for obsolete and slow moving inventory      (581)      (584)
                                                         --------   --------
                                                         $ 34,613   $ 30,434
                                                         ========   ========

4. Long-Term Obligations and Financing Arrangements

     As of March 31, 2001, the Company had outstanding $234.5 million of debt consisting of $125.0 million in senior subordinated notes (including the Parity Notes), a Senior Credit Facility consisting of a $25.7 million term A loan, a $43.7 million term B loan, a $17.5 million Tranche C loan, and $22.6 million in revolving credit facility borrowings. During the thirteen weeks ended March 31, 2001, the Company had a net increase in revolving credit facility borrowings of $1.4 million and repaid $1.1 million in term loans and notes payable.

5. Restructuring and Facility Closure Charges

     The following table is a summary of the components of the restructuring reserve, as related to the activity described in Note 2-Recent Events and Discontinued Operations, at March 31, 2001.

                                Severance    Facility
                                  Costs       Closure   Other      Total
                                ---------    ---------  -----     -------
                                       (Dollars in Thousands)
Balance, December 31, 2000      $  2,959      $   810   $4,611    $8,380
    Additions                        --           --       --        --
    Payments                         618          250    2,838     3,706
                                ---------    ---------  ------    -------
Balance, March 31, 2001         $  2,341      $   560   $1,773    $4,674
                                =========    =========  ======    =======

6. Segment Data

     The Company identifies its reportable segments based on the segments' product offerings. As a result of the Company's June 13, 2000, decision to discontinue the shirt group operations and license the ARROW tradename, the composition of the Company's reportable segments changed. The licensing of the ARROW brand by the two new Trademark License Agreements, as described in Note 2-Recent Events and Discontinued Operations, will result in additional minimum annual license revenue of $5.6 million. Subsequent to June 13, 2000, the Company conducted its business through two principle segments: the Sock Group and the Licensing Group. The financial results associated with Latin America, Apparel On-Line LLC, Cluett American Receivables LLC, Arrow Factory Stores, Inc., and unallocated corporate overhead charges are referred to collectively as "All Other". Segment data disclosures for the thirteen weeks ended March 31, 2001 and April 1, 2000, have been restated to reflect the above noted change.

                                                      March 31,        April 1,
                                                        2001            2000
                                                    -------------- -------------
                                                        (Dollars In Thousands)
Net Sales
                                           Sock          $ 40,650   $ 38,808
                                           Licensing        3,218      1,652
                                           All other          495         72
                                           Intersegment      (265)      (256)
                                                         --------   --------
                                                         $ 44,098   $ 40,276
                                                         ========   ========
Operating Income (Loss)
                                           Sock          $  3,838   $  5,111
                                           Licensing        2,362      1,186
                                           All other           52       (505)
                                                         --------   --------
                                                         $  6,252   $  5,792
                                                         ========   ========

Depreciation Expense
                                           Sock          $  1,455   $  1,571
                                           Licensing           19         19
                                           All Other           93         57
                                                         --------   --------
                                                         $  1,567   $  1,647
                                                         ========   ========

Amortization expense
                                           Sock          $     --   $     --
                                           Licensing           --         --
                                           All other          446        423
                                                         --------   --------
                                                         $    446   $    423
                                                         ========   ========


Identifiable Assets
                                           Sock          $ 84,842   $ 83,977
                                           Licensing        2,472      2,112
                                           All other        1,506        918
                                                         --------   --------
                                                         $ 88,820   $ 87,007
                                                         ========   ========

     Reconciliation of Reportable Segments Net Sales, Operating Income and Identifiable Assets

                                                March 31,      April 1,
                                                  2001           2000
                                              -------------- -------------
                                                (Dollars In Thousands)

Net Sales
Total net sales for reportable  segments        $  43,868   $  40,460
Other net sales                                       495          72
Elimination of intersegment net sales                (265)       (256)
                                                ---------   ---------
Total consolidated net sales                    $  44,098   $  40,276
                                                =========   =========


Operating Profit (Loss)
 Total operating profit for reportable
       segments                                 $   6,200   $   6,297
 Other operating  loss                               (105)       (206)
 Unallocated amounts:
       Corporate expense before pension income       (443)       (924)
       Pension income                                 600         625
                                                ---------   ---------
 Total operating profit                         $   6,252   $   5,792
                                                =========   =========

Depreciation and Amortization
Total depreciation for reportable segments      $   1,474   $   1,590
Other                                                  93          57
Amortization                                          446         423
                                                ---------   ---------
                                                $   2,013   $   2,070
                                                =========   =========

Assets
Total assets for reportable segments            $  87,314   $  86,089
Other assets                                        1,506         918
Net assets of discontinued operations              19,380      72,375
Unallocated amounts:
       Deferred finance costs                       9,520      10,795
       Pension assets                              28,145      32,812
       Other unallocated amounts                   11,381       3,241
                                                ---------   ---------
Consolidated total                              $ 157,246   $ 206,230
                                                =========   =========

7. Guarantor Subsidiaries

     The Company's payment obligations under the Senior Credit Facility and the Senior Subordinated Notes (the "Notes") are fully and unconditionally guaranteed on a joint and several basis by its current domestic subsidiaries, principally:
Cluett Peabody & Co., Inc., Great American Knitting Mills, Inc., Apparel On-Line LLC, Consumer Direct Corporation and Arrow Factory Stores Inc. (collectively the "Guarantor Subsidiaries"). Each of the Guarantor Subsidiaries is a direct or indirect wholly-owned subsidiary of the Company. The Company's payment obligations under the Notes are not guaranteed by the remaining subsidiaries:
Bidermann Womenswear Corp. (formerly Ralph Lauren Womenswear Inc.), Cluett Peabody Canada Inc., Arrow de Mexico S.A. de C.V., Arrow Inter-America & Co., Ltd. and Cluett American Receivables LLC (collectively the "Non-Guarantor Subsidiaries"). The obligations of each Guarantor Subsidiary under its guarantee of the Notes are subordinated to such subsidiary's obligations under its guarantee of the Senior Credit Facility.

     The Company has no independent assets or operations, the guarantees are full and unconditional and joint and several, and any subsidiaries of the Company other than the subsidiary guarantors are minor.

8.  New Accounting Pronouncements

     In June 1998, the Financial Accounting Standard Board issued Statement No. 133, "Accounting For Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This statement (as amended by SFAS No. 137) is effective January 2001. This statement establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet measured at fair value. The Company adopted SFAS No. 133 on January 1, 2001. As the Company has not entered into any derivative instruments or hedging activities, the adoption of SFAS No. 133 did not have an impact on the Company's results of operations or financial position.

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

     On January 29, 2001 and pursuant to an Asset Purchase Agreement, CP Canada sold certain assets (principally inventory, personal property, and manufacturing equipment) used primarily by CP Canada's ARROW labeled apparel bearing the name or logo of other Corporate entities or other organizations ("Career Apparel")businesses in Canada, apparel sold in specialty golf stores and golf pro shops ("Golf Apparel") and FRIDAY'S BY CLUETT businesses in Canada, the United States and Puerto Rico, to The John Forsyth Shirt Company, LTD. ("Forsyth").

     Pursuant to a Trademark License Agreement ("Forsyth Trademark License Agreement"), dated as of January 29, 2001, CP and CP Canada granted to Forsyth an exclusive license to use trademarks related to the ARROW business in Canada and the FRIDAY'S BY CLUETT and golf apparel business in Canada, the United States and Puerto Rico. The Forsyth Trademark License Agreement provides for a
1.0 million Canadian dollar minimum guaranteed annual royalty fee to be paid to CP, subject to the Consumer Price Index. The license expires on December 31, 2005; however, Forsyth has the option to renew for two additional five year terms, provided it meets certain conditions.

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

     The net assets of the Discontinued Operations in the accompanying balance sheet are comprised of the following (Dollars in Thousands):


                                            March 31,   December 31,
                                              2001         2000
                                          -----------   -------------
Assets:
  Cash                                        $ 2,900     $   316
  Accounts receivable                           2,046       7,985
  Inventories, net                                881       9,606
  Prepaid expenses                                874         685
  Property, plant & equipment, net             14,135      14,602
  Other assets                                    451         475
                                              -------     -------
     Total assets                              21,287      33,669

Liabilities:
  Accounts payable & accrued expenses           1,699       6,137
  Canadian revolving facility                      --       5,447
  Canadian capital lease                          208         224
                                              -------     -------
     Total liabilities                          1,907      11,808
                                              -------     -------

       Net assets of discontinued operations  $19,380     $21,861
                                              =======     =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations: Thirteen weeks ended March 31, 2001 vs. April 1, 2000

     The following table sets forth, for the periods indicated, statement of operations data which has been restated to reflect the Company's continuing operations including the Sock Group, the Licensing Group and all other (Latin America, Apparel On-Line LLC, Cluett American Receivables LLC, US Retail division and unallocated corporate overhead charges) and excludes the Company's discontinued Shirt Group operation.

                                             Thirteen weeks ended
                                            March 31,      April 1,
                                              2001           2000
                                           ------------------------
                                            (Dollars In Thousands)

Net sales                                    $ 44,098   $ 40,276
Gross profit                                   15,554     14,969
Operating income from continuing operations     6,252      5,792
Interest expense, net                           5,673      6,594
Income taxes                                      360        194
Loss from continuing operations              $   (227)  $ (1,452)

Net Sales: For the first quarter ended March 31, 2001, net sales increased $3.8 million to $44.1 million compared to $40.3 million for the same period last year. Net sales in the Sock Group increased $1.9 million to $40.7 million primarily due to increases in Private Label. The Licensing Group's net sales increased $1.6 million to $3.2 million primarily due to PVH license revenue.

Gross Profit: For the first quarter 2001, gross profit increased $585,000 to $15.6 million compared to $15.0 million for the 2000 quarter. This increase was due to the PVH minimum license revenue, partially offset by a decrease in the Sock Group's gross profit. The Sock Group's quarterly decline was due primarily to higher product cost related to the slowdown of manufacturing facilities in the fourth quarter 2000.

Operating income from continuing operations: The Company's operating income for the first quarter ended March 31, 2001, increased $460,000 to $6.3 million from $5.8 million for the same period last year. The largest contributing factor was the PVH license fee as discussed above.

Interest expense: Interest expense decreased $921,000 for the first quarter ended March 31, 2001, due to the Company's reduced level of indebtedness.

Loss from continuing operations: For the first quarter ended March 31, 2001, loss from continuing operations improved $1.2 million to a loss of $227,000 compared to a loss of $1.5 million in the same period last year, due to the factors discussed above.

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

     The Company's liquidity needs arise primarily from debt service and the funding of working capital and capital expenditures. As of March 31, 2001, the Company had outstanding $234.5 million of debt consisting of $125.0 million in senior subordinated notes (including the Parity Notes), a Senior Credit Facility consisting of a $25.7 million term A loan, a $43.7 million term B loan, a $17.5 million Tranche C loan, and $22.6 million in revolving credit facility borrowings. During the thirteen weeks ended March 31, 2001, the Company had a net increase in revolving credit facility borrowings of $1.4 million and repaid $1.1 million in term loans and notes payable.

     Net availability under the revolver at March 31, 2001, was $27.9 million (including $1.8 million availability under the Tranche C loan), in addition to cash and cash equivalents of $7.5 million.

Debt Service

     Principal and interest payments under the Company's debt agreements represent significant liquidity requirements for the Company. Aggregate principal payments on the Company's indebtedness are $6.3 million, $25.3 million, $9.6 million, $46.9 million and $21.1 million, for each of the years 2001 through 2005, respectively, with $125.0 million remaining thereafter through 2008.

     The Company's senior subordinated notes mature in 2008 and require semi-annual interest payments at an annual rate of 10 1/8%. The term A and B loans mature in 2004 and 2005, respectively, and require quarterly principal payments and quarterly interest payments at floating rates based upon the interest rate option elected by the Company. The revolving credit facility expires at May 2004, and require quarterly interest payments at floating rates based upon the interest rate option elected by the Company. Borrowings under Tranche C loan mature on December 31, 2002, and are guaranteed by Vestar. Cash paid for interest for the quarter ending March 31, 2001 was $1.7 million. Interest expense for 2001 is expected to be $24.2 million, including $1.8 million of non-cash amortization of deferred debt issuance costs.

Covenant Restrictions

     The Senior Credit Facility contains a number of covenants that, among other things, restricts the ability of the Company and its subsidiaries, other than pursuant to specified exceptions, to dispose of assets, incur additional indebtedness, incur guarantee obligations, repay other indebtedness, pay dividends, create liens on assets, enter into leases, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, make capital expenditures, enter into sale and leaseback transactions, change the nature of their business or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities. In addition, under the Senior Credit Facility the Company is required to comply with specified financial ratios, including minimum fixed charge coverage and interest coverage ratios and maximum leverage ratios, including a senior leverage ratio and a total leverage ratio, each of which is tested as of the last day of each fiscal quarter. Commencing with the quarter ending December 31, 2001, and for each fiscal quarter thereafter throughout the term of the Senior Credit Agreement, the Company and its subsidiaries will be required to comply with a minimum EBITDA test for the 12 month period ending on such date. The amendments in May 1998, December 1998, March 1999, September 1999, March 2000, June 2000 and March 2001 revised the original covenants.

Cash Flows

     Cash and cash equivalents increased $6.2 million to $7.5 million at March 31, 2001, from $1.3 million at December 31, 2000, primarily as a result of $3.9 million, $311,000, and $2.5 million provided by operating, financing and discontinued operations activities, respectively, offset by $470,000 in net cash used in investing activities. Net cash provided by operating activities resulted from the Company's $227,000 net loss offset by $2.0 million in non-cash depreciation and amortization charges, plus an increase in operating assets and liabilities of $2.1 million. Net cash provided by financing activities resulted primarily from net borrowings under the Company's line of credit agreement of $1.4 million offset by payments on long-term debt of $1.1 million. The $2.5 million provided by discontinued operations resulted primarily from the collection of accounts receivable. Net cash used in investing activities is a result of capital expenditures.

Capital Expenditures

     Capital spending for the first quarter ended March 31, 2001, was $470,000 and related primarily to general improvements to the Company's manufacturing facilities. Total capital spending for 2001 is expected to be $5.9 million and also relates primarily to general improvements to the Company's manufacturing facilities.

Financing Sources and Cash Flows

     At March 31, 2001, the Company had $7.5 million in cash and additional availability of $27.9 million under the revolving credit facility(including $1.8 million availabilty under the Tranche C loan), after consideration of $1.2 million of stand-by letters of credit.

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

Cautionary Statement Regarding Forward-Looking Statements

     The Quarterly Report on Form 10-Q contains certain statements which describe the Company's beliefs concerning future business conditions and the outlook for the Company based on currently available information. The preceding Management's Discussion and Analysis contains forward-looking statements regarding the Company's performance, liquidity and the adequacy of its capital resources. These forward looking statements are subject to risks, uncertainties and other factors which could cause the Company's actual results, performance or achievement to differ materially from those expressed in, or implied by these statements. These risks, uncertainties and other factors include, but are not limited to, the following: (i) the financial strength of the retail industry and the level of consumer spending for apparel, (ii) the Company's ability to develop, market and sell its products, (iii) increased competition from other manufacturers of socks, (iv) general economic conditions, (v) hiring and retaining effective team members, and (vi) sourcing merchandise from domestic and international vendors. Therefore, while management believes that there is a reasonable basis for the forward-looking statements, undue reliance should not be placed on those statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company has market risk exposure from changes in interest rates and foreign currency exchange rates. The Company operates under a senior credit facility at variable interest rates, primarily LIBOR and base rates. Interest expense is primarily affected by the general level of U.S. interest rates, LIBOR and base rates. Currently, the Company does not engage in any derivative type instruments in order to hedge against interest rates and foreign currency exchange rate fluctuations. However, the Company feels it is limited in its exposure of foreign currency exchange rate changes as inventory purchase contracts are denominated in US Dollars.

     The Company evaluated its market risks (floating interest rate, fixed interest rate and currency risks) at the fiscal year ended December 31, 2000, which is disclosed in the Company's annual report filed on Form 10-K. There has not been any material change (adverse or favorable) in the risk factors identified since the evaluation performed by the Company at December 31, 2000.

                           Part II - OTHER INFORMATION

Item 1.     Legal Proceedings

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

Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the quarter ended March 31, 2001.

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

             (3)      List of Exhibits

(b)      No report was filed on Form 8-K  during the three months ended March
         31, 2001.

(c) Exhibits: See (a)(3) above for a listing of the exhibits included as part of this report.

(d) Financial Statement Schedules: See (a)(1) and (a)(2) above for a listing of the financial statements and schedules submitted as part of this report.


EXHIBIT
   NO.                       DESCRIPTION OF EXHIBIT
  -----------------------------------------------------------------------------

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

10.2.6 $3.0 million Credit Agreement dated as of November 9, 1999 among Cluett American Corp, as the borrower, Bank of America, N.A. and Vestar Capital
     Partners  III,  L.P.,  as guarantor  (incorporated  by reference to Exhibit
     10.2.6 to the Company's Quarterly Report on Form 10-Q (Reg No. 333-58059) filed on November 16, 1999).

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

10.2.9.2 Seventh Amendment to Credit Agreement and Waiver dated March 22, 2001 by and among Cluett American Corp., Cluett American Investment Corp., Cluett American Group, Inc. and certain subsidiaries, the Existing Lender, Agents and Documentation Agents (filed herewith as Exhibit 10.2.9.2)

10.3 Security Agreement dated as of May 18, 1998 made by Cluett American Corp., Cluett American Investment Corp., Cluett American Group, Inc. and certain Subsidiaries of Cluett American Investment Corp. in favor of NationsBank, N.A. as agent (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-4 (Reg. No. 333-58059) filed on June 30,
     1998).

10.4 Pledge Agreement dated as of May 18, 1998 made by Cluett American Corp., Cluett American Investment Corp., Cluett American Group, Inc. and certain Subsidiaries of Cluett American Investment Corp. in favor of NationsBank, N.A., as agent (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-4 (Reg. No. 333-58059) filed on June 30,
     1998).

10.5 Joinder Agreement dated as of May 18, 1998 by and between Bidermann Tailored Clothing, Inc., and NationsBank, N.A., in its capacity as Agent under that certain Credit Agreement dated as of May 18, 1998 (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-4/A (Reg. No. 333-58059) filed on September 3, 1998).

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

10.16.5 Repurchase Agreement dated May 12, 2000 made by Vestar Capital Partners III, L.P. in favor of Banc of America Commercial Corporation (incorporate by reference to Exhibit 10.16.5 to the Company's Quarterly Report on Form 10-Q (Reg No. 333-58059) filed on May 16, 2000).10.16.1 Receivable Transfer Agreement dated May 12, 2000 between Great American Knitting Mills, Inc

16.1 Letter from Ernst & Young LLP, former Certifying Accountants (incorporated by reference to Exhibit 16.1 to the Company's Current Report filed on Form 8-K (Reg. No. 333-58059) filed on January 10, 2000).

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



                                    CLUETT AMERICAN CORP.
                                        (Registrant)


May 14, 2001               /s/ Bryan P. Marsal
                           -------------------------------------------
                             Bryan P. Marsal
                             Director and Chief Executive Officer


May 14, 2001               /s/ Kathy D. Wilson
                           -------------------------------------------
                              Kathy D. Wilson
                              Vice President and  Chief Financial
                              and Accounting Officer




                                  EXHIBIT INDEX

None