Form 10-Q
period 2001-06-30
CLUETT AMERICAN CORP
filed 2001-08-14
CIK 1064435

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2001

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

The aggregate market value of the voting stock held by any non-affiliates of the registrant is zero as of June 30, 2001. All common stock of the registrant is owned by Cluett American Group, Inc., which is a wholly-owned subsidiary of Cluett American Investment Corp.

                     Cluett American Corp. and Subsidiaries

                                TABLE OF CONTENTS


                  PART I - FINANCIAL INFORMATION

                                                                         Page
Item 1.  Financial Statements (Unaudited)

Report of Independent Accountants as of the period ended
June 30, 2001                                                               3

Condensed Consolidated Balance Sheets as of June 30, 2001
and December 31, 2000                                                      F-1

Condensed Consolidated Statements of Operations for the thirteen
and twenty-six weeks ended June 30, 2001 and July 1, 2000                  F-2

Condensed Consolidated Statements of Cash Flows for the twenty-six
weeks ended June 30, 2001 and July 1, 2000                                 F-3

Notes to Condensed Consolidated Financial Statements - June 30, 2001       F-4


Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations.                                                   4


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.        10





                  PART II - OTHER INFORMATION



Item 1.   Legal Proceedings                                                 11

Item 4.   Submission of Matters to a Vote of Security Holders               11

Item 6.   Exhibits and Reports on Form 8-K                                  11


SIGNATURES                                                                  16

              REPORT OF DELOITTE & TOUCHE, INDEPENDENT ACCOUNTANTS


Board of Directors
Cluett American Corp. and Subsidiaries
New York, New York

We have reviewed the accompanying condensed consolidated balance sheet of Cluett American Corp. and subsidiaries (the "Company") as of June 30, 2001, and the related condensed consolidated statements of operations and cash flows for the thirteen and twenty six-week periods ended June 30, 2001 and July 1, 2000. These financial statements are the responsibility of the Company's management.

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


Raleigh, North Carolina
August 10, 2001

                      Condensed Consolidated Balance Sheets
                  (Dollars In Thousands, except per share data)


                                                  June 30,          December 31,
                                                    2001                2000
                                                 ----------         ------------
                                                (Unaudited)           (Note 1)


ASSETS
Current assets:
   Cash and cash equivalents ...................    $ 1,009           $   1,268
   Accounts receivable, net ....................     26,925              33,442
   Inventories, net ............................     46,760              30,434
   Prepaid expenses and other current assets ...      1,734               1,176
   Net assets of discontinued operations .......     12,421              21,861
                                                   --------           ---------
Total current assets ...........................     88,849              88,181

Property, plant and equipment, net .............     25,729              26,930
Pension assets .................................     28,745              27,545
Deferred financing fees ........................      9,207               9,966
Other noncurrent assets ........................      1,351                 946
                                                   --------           ---------
Total assets ...................................   $153,881           $ 153,568
                                                  =========           =========


LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
   Accounts payable and accrued expenses .......  $   6,572           $  13,709
   Accrued interest payable ....................      5,424               5,362
   Restructuring reserve .......................      3,875               8,380
   Short-term debt and current portion of
     long-term debt ............................     10,560               6,258
   Income taxes payable ........................      1,992               1,942
                                                    -------             -------
Total current liabilities ......................     38,423              35,651

Long-term debt and capital lease obligations ...    232,451             227,931
Redeemable preferred stock dividends payable ...        762                 718
Other noncurrent liabilities ...................         43                  59

Senior Exchangeable Preferred Stock Due 2010,
 cumulative, $.01 par value: authorized 4,950,000,
 issued and outstanding 718,653 shares in 2001
 and 676,379 shares in 2000 (liquidation preference
 of $71,865 in 2001 and $67,638 in 2000) ........    70,523              66,214
Stockholder's deficit:
 Common stock, $1 par value: authorized, issued
 and outstanding 1,000 shares ...................         1                   1
 Additional paid-in capital .....................   122,783             127,134
 Accumulated deficit ............................  (310,055)           (303,036)
 Accumulated other comprehensive loss ...........    (1,050)             (1,104)
                                                   ---------          ---------
Total stockholder's deficit .....................  (188,321)           (177,005)
                                                   ---------          ---------
Total liabilities and stockholder's deficit ..... $ 153,881           $ 153,568
                                                   =========          =========


                             See accompanying notes.

           Condensed Consolidated Statements of Operations (Unaudited)
                             (Dollars In Thousands)


                                  Thirteen weeks ended    Twenty-six weeks ended
                                    June 30,   July 1,     June 30,      July 1,
                                      2001      2000         2001         2000
                                    -------- ---------    ---------- -----------


Net sales ......................   $ 44,205    $ 38,406    $ 88,303    $ 78,682
Cost of goods sold .............     27,628      24,671      56,172      49,978
                                   --------    --------    --------    --------
Gross profit ...................     16,577      13,735      32,131      28,704
Selling, general and
  administrative expenses ......      8,135       8,442      17,437      17,619
Restructuring and impairment
  charges ......................       --            72        --            72
                                   --------    --------    --------    --------
Operating income from
  continuing operations ........      8,442       5,221      14,694      11,013
Interest expense, net ..........      5,258       7,153      10,931      13,747
Other expense, net .............        450         452         896         908
                                   --------    --------    --------    --------
Income (loss) from continuing
operations before provision
for income taxes ...............      2,734      (2,384)      2,867      (3,642)
Provision for income taxes .....        373         303         733         497
                                   --------    --------    --------    --------
Income (loss) from continuing
 operations ....................      2,361      (2,687)      2,134      (4,139)

Discontinued operations:

Loss from discontinued segment ..    (9,151)     (8,857)     (9,151)    (14,135)

                                   --------    --------    --------    --------
Net loss ........................  $ (6,790)   $(11,544)   $ (7,017)   $(18,274)
                                    ========    ========    ========    ========






                             See accompanying notes.

           Condensed Consolidated Statements of Cash Flows (Unaudited)
                             (Dollars in Thousands)
                                                          Twenty-six weeks ended
                                                          June 30,       July 1,
                                                            2001          2000
                                                         ---------     ---------

Operating activities
Net loss ...............................................   $ (7,017)   $(18,274)
Adjustment to reconcile net loss to net cash and
 cash equivalents used in operating activities:
   Depreciation ........................................      3,146       3,295
   Deferred finance amortization .......................        896         853
   Impairment loss on disposition ......................      6,900          13

Changes in operating assets and liabilities, net of
 effects of disposition of net assets held for sale:
   Accounts receivable .................................      3,550      12,102
   Inventories .........................................    (16,326)    (16,148)
   Prepaid expenses and other current assets ...........       (660)       (172)
   Pension and other non-current assets ................     (1,742)     (1,304)
   Accounts payable and accrued expenses ...............      2,927       9,455
   Restructuring reserve ...............................     (4,506)        (28)
   Income taxes payable ................................         51        (322)
   Other liabilities ...................................        (16)          7
   Effect of changes in foreign currency ...............         54        (570)
                                                           --------     --------
Net cash and cash equivalents used in operating
 activities ............................................    (12,743)    (11,093)

Investing activities
Purchase of property, plant and equipment ..............     (1,433)     (2,497)
Proceeds on disposal of property, plant and equipment ..       --             5
                                                            --------   ---------
Net cash and cash equivalents used in investing
 activities ............................................     (1,433)     (2,492)

Financing activities
Net borrowings under line-of-credit agreement ..........     11,000       2,550
Proceeds from issuance of long-term debt ...............       --        19,900
Principal payments on long-term debt ...................     (2,178)    (16,215)
                                                            --------   ---------
Net cash and cash equivalents provided by financing
 activities ............................................      8,822       6,235

Cash provided by  discontinued operations ..............      5,095       2,499
                                                            --------    --------
Net change in cash and cash equivalents ................       (259)     (4,851)
Cash and cash equivalents at beginning of period .......      1,268       7,048
                                                            --------    --------
Cash and cash equivalents at end of period .............   $  1,009    $  2,197
                                                            ========    ========


                             See accompanying notes.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

1.  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Cluett American Corp. and its subsidiaries, (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen and twenty-six week periods ended June 30, 2001, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2001.

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

     The Company uses a 5-4-4 week fiscal quarter whereby the fiscal quarter ends on the Saturday nearest the end of the calendar quarter, which accordingly was June 30, 2001 and July 1, 2000, respectively.

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

     Pursuant to the Purchase and Sale Agreement, the Trademark License Agreement ("PVH Trademark License Agreement"), dated July 24, 2000, by and between Cluett Peabody Resources Corporation ("CPR"), a Delaware corporation and a wholly-owned subsidiary of the Company, CP and PVH was executed and delivered. Pursuant to the PVH Trademark License Agreement, CP granted to PVH an exclusive license to use trademarks related to CP's ARROW clothing line in the United States and its territories and possessions in connection with its manufacture, advertising, marketing, promotion, distribution, offer to sell and the sale of men's and boys' Licensed Product in certain specified channels of trade, including the Internet. CP also granted to PVH the right to operate most of the websites that use URLs that incorporate the ARROW trademarks. The PVH Trademark License Agreement provides for a $5.0 million minimum guaranteed annual royalty fee to be paid to CP, subject to cost of living adjustments. The initial term of the license expires on June 30, 2007; however, PVH has the option to renew the PVH Trademark License Agreement for two additional five-year terms, provided it meets certain conditions.

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

     Pursuant to a Trademark License Agreement ("Forsyth Trademark License Agreement"), dated as of January 29, 2001, CP and CP Canada granted to Forsyth an exclusive license to use trademarks related to the ARROW business in Canada and the FRIDAY'S BY CLUETT and golf apparel business in Canada, the United States and Puerto Rico. The Forsyth Trademark License Agreement provides for a
1.0 million Canadian dollar minimum guaranteed annual royalty fee to be paid to CP, subject to the Consumer Price Index. The license expires on December 31, 2005; however Forsyth has the option to renew for two additional five-year terms, provided it meets certain conditions.

  Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

2. Recent Events and Discontinued Operations (Continued)

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

    The net assets of the Discontinued Operations in the accompanying balance sheet are comprised of the following (Dollars in Thousands):


                                              June 30,  December 31,
                                                 2001       2000
                                             ---------  -----------
Assets:
  Cash .....................................   $ 3,041   $   316
  Accounts receivable ......................        --     7,985
  Inventories, net .........................        --     9,606
  Prepaid expenses .........................       262       685
  Property, plant & equipment, net .........     9,755    14,602
  Other assets .............................         1       475
                                               -------   -------
     Total assets ..........................    13,059    33,669

Liabilities:
  Accounts payable & accrued expenses ......       427     6,137
  Canadian revolving facility ..............        --     5,447
  Canadian capital lease ...................       211       224
                                               -------   -------
      Total liabilities ....................       638    11,808
                                               -------   -------

       Net assets of discontinued operations   $12,421   $21,861
                                               =======   =======

3. Inventories

         Inventories from continuing operations consist of the following at the specified date:


                                                         June 30,   December 31,

                                                           2001         2000
                                                         ---------  ------------
                                                         (Dollars In Thousands)

Finished goods .......................................   $ 39,027    $ 25,055
Work in process ......................................      3,500       2,092
Raw materials and supplies ...........................      4,813       3,871
                                                         --------    --------
                                                           47,340      31,018
Less: Allowance for obsolete and slow moving inventory       (580)       (584)
                                                         --------    --------
                                                         $ 46,760    $ 30,434
                                                         ========    ========



4. Long-Term Obligations and Financing Arrangements

     As of June 30, 2001, the Company had outstanding $243.0 million of debt consisting of $125.0 million in Senior Subordinated Notes (including the Parity Notes), a Senior Credit Facility consisting of a $24.7 million term loan ("Term A"), a $43.6 million term loan ("Term B"), a $17.5 million Tranche C loan, and $32.2 million in revolving credit facility borrowings. During the twenty-six weeks ended June 30, 2001, the Company had a net increase in revolving credit facility borrowings of $11.0 million and repaid $2.2 million in term loans and notes payable.



5.  Discontinued Operations, Restructuring and Impairment Charges

     In conjunction with the Transactions, described in Note 2-Recent Events and Discontinued Operations, the Company recorded impairment charges of $6.9 million comprised of $3.0 million for receivables, $3.8 million for property and equipment and $0.1 million for deposits to adjust amounts to amounts realized or to fair value as appropriate. The company also recorded an increase of $2.3 million in estimated operating losses during the phase out period for lease and contract costs ($1.5 million) and miscellaneous other costs ($0.8 million). These charges are included as a component of the loss from discontinued segment in the accompanying consolidated statements of operations.

   The following table is a summary of the components of the restructuring reserve.

                                   Severance Facility
                                     Costs    Closure   Other   Total
                                   --------- --------  -------  ------
                                         (Dollars in Thousands)
Balance, January 1, 2001            $2,959   $  810    $4,611   $8,380
    Additions ..........                --    1,499       752    2,251
    Payments ...........             1,704      679     4,373    6,756
                                     ------   ------   ------   ------
Balance, June 30, 2001 .            $1,255    $1,630   $  990   $3,875
                                     ======   ======   ======   ======

6. Segment Data

     The Company identifies its reportable segments based on the segments' product offerings. As a result of the Company's June 13, 2000, decision to discontinue the shirt group operations and license the ARROW tradename, the composition of the Company's reportable segments changed. The licensing of the ARROW brand by the two new Trademark License Agreements, as described in Note 2-Recent Events and Discontinued Operations, will result in additional minimum annual license revenue of $5.6 million. Subsequent to June 13, 2000, the Company conducted its business through two principle segments: the Sock Group and the Licensing Group. The financial results associated with Latin America, Apparel On-Line LLC, Cluett American Receivables LLC, US Retail division and unallocated corporate overhead charges are referred to collectively as "All Other". Segment data disclosures for the thirteen and twenty-six weeks ended June 30, 2001 and July 1, 2000 have been restated to reflect the above noted change.

                                Thirteen weeks ended      Twenty-six weeks ended
                                 June 30,     July 1,      June 30,      July 1,
                                   2001        2000          2001         2000
                                ---------    --------     ---------     --------
                                             (Dollars in Thousands)
Net sales
                Sock .......   $  40,907    $  37,323    $  81,557    $  76,131
                Licensing ..       3,072        1,478        6,290        3,130
                All Other ..         595           55        1,090          127
                Intersegment        (369)        (450)        (634)        (706)
                                ---------    ---------    ---------    ---------
                               $  44,205    $  38,406    $  88,303    $  78,682
                                =========    =========    =========    =========
Operating income
(loss) excluding
restructuring and
impairment charges
                Sock .......   $   6,016    $   4,954    $   9,854    $  10,065
                Licensing ..       2,264          919        4,626        2,105
                All Other ..         162         (580)         214       (1,085)
                                ---------    ---------    ---------    ---------
                               $   8,442    $   5,293    $  14,694    $  11,085
                                =========    =========    =========    =========

Depreciation expense
                Sock .......   $   1,455    $   1,572    $   2,910    $   3,143
                Licensing ..          28           19           47           38
                All Other ..          96           57          189          114
                                ---------    ---------    ---------    ---------
                               $   1,579    $   1,648    $   3,146    $   3,295
                                =========    =========    =========    =========
Amortization expense
                Sock .......          --           --           --           --
                Licensing ..          --           --           --           --
                All Other ..         450          430          896          853
                                ---------    ---------    ---------    ---------
                               $     450    $     430    $     896    $     853
                                =========    =========    =========    =========
Identifiable assets
                Sock .......   $  98,110    $  83,472    $  98,110    $  83,472
                Licensing ..       2,486        2,131        2,486        2,131
                All Other ..       1,568        1,575        1,568        1,575
                                ---------    ---------    ---------    ---------
                               $ 102,164    $  87,178    $ 102,164    $  87,178
                               =========    =========    =========    =========

6. Segment Data (Continued)

Reconciliation   of  Reportable   Segments  Net  sales,   Operating  income  and
Identifiable assets
                                Thirteen weeks ended      Twenty-six weeks ended
                                 June 30,    July 1,         June 30,   July 1,
                                   2001       2000             2001      2000
                                ---------------------     ----------------------
                                            (Dollars In Thousands)
Net sales
    Total net sales for
     reportable  segments ...  $  43,979    $  38,801    $  87,847    $  79,261
    Other net sales .........        595           55        1,090          127
    Elimination of
     intersegment net sales .       (369)        (450)        (634)        (706)
                                ---------    ---------    ---------    ---------
    Total consolidated net
      sales .................  $  44,205    $  38,406    $  88,303    $  78,682
                                =========    =========    =========    =========


Operating profit (loss)
    Total operating profit for
      reportable segments....  $   8,280    $   5,873     $ 14,480     $ 12,170
    Other operating loss ....       (101)        (238)        (206)        (444)
    Unallocated amounts:
      Corporate expense
       before pension income        (337)        (967)        (780)      (1,891)
      Pension Income ........        600          625        1,200        1,250
      Restructuring and
       impairment charges ...         --          (72)          --          (72)
                                ---------    ---------    ---------    ---------
    Total operating profit ..  $   8,442    $   5,221     $  14,694   $  11,013
                                =========    =========    =========    =========

Depreciation and amortization
    Total depreciation for
     reportable segments ....   $  1,483    $   1,591     $   2,957    $  3,181
    Other ...................         96           57           189         114
    Amortization ............        450          430           896         853
                               ---------    ---------     ---------    --------
    Total depreciation
     and amortization ........  $  2,029    $   2,078     $   4,042    $  4,148
                               =========    =========     =========    =========

Identifiable assets
    Total assets for
     reportable segments ......$ 100,596    $  85,603     $ 100,596   $  85,603
    Other assets ..............    1,568        1,575         1,568       1,575
    Net assets of discontinued
     operations ...............   12,421       66,381        12,421      66,381
    Unallocated amounts:
     Deferred finance costs ...    9,207       10,365         9,207      10,365
     Pension assets ...........   28,745       33,436        28,745      33,436
     Other unallocated amounts.    1,344        5,029         1,344       5,029
                               ---------    ---------     ---------    --------
    Consolidated total ........$ 153,881    $ 202,389     $ 153,881   $ 202,389
                               =========    =========     =========   =========

7. Guarantor Subsidiaries

     The Company's payment obligations under the Senior Credit Facility and the Senior Subordinated Notes (the "Notes") are fully and unconditionally guaranteed on a joint and several basis by its current domestic subsidiaries, principally:
Cluett Peabody & Co., Inc., Great American Knitting Mills, Inc., Apparel On-Line LLC, Consumer Direct Corporation and US Retail division (collectively the "Guarantor Subsidiaries"). Each of the Guarantor Subsidiaries is a direct or indirect wholly-owned subsidiary of the Company. The Company's payment obligations under the Notes are not guaranteed by the remaining subsidiaries:
Bidermann Womenswear Corp. (formerly Ralph Lauren Womenswear Inc.), Cluett Peabody Canada Inc., Arrow de Mexico S.A. de C.V., Arrow Inter-America & Co., Ltd. and Cluett American Receivables LLC (collectively the "Non-Guarantor Subsidiaries"). The obligations of each Guarantor Subsidiary under its guarantee of the Notes are subordinated to such subsidiary's obligations under its guarantee of the Senior Credit Facility.

     The Company has no independent assets or operations, the guarantees are full and unconditional and joint and several, and any subsidiaries of the Company other than the subsidiary guarantors are minor.

8. Recently Adopted Accounting Standards

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

9. Recently Issued Accounting Standards

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations ("SFAS No. 141") which establishes accounting and reporting standards for all business combinations initiated after June 30, 2001 and establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS No. 141 eliminates the pooling-of-interest method of accounting and requires all acquisitions consummated subsequent to June 30, 2001 to be accounted for under the purchase method. The adoption of SFAS No. 141 will not have a material impact on our results of operations and financial condition.

     In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142") which addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 eliminates amortization of goodwill and other intangible assets that are determined to have an indefinite useful life and instead requires an impairment only approach. At adoption, any goodwill impairment loss will be recognized as the cumulative effect of a change in accounting principal. Subsequently, any impairment losses will be recognized as a component of income from operations. The adoption of SFAS No. 142 will not have a material impact on our results of operations and financial condition.

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

     Pursuant to the Purchase and Sale Agreement, the Trademark License Agreement ("PVH Trademark License Agreement"), dated July 24, 2000, by and between Cluett Peabody Resources Corporation ("CPR"), a Delaware corporation and a wholly-owned subsidiary of the Company, CP and PVH was executed and delivered. Pursuant to the PVH Trademark License Agreement, CP granted to PVH an exclusive license to use trademarks related to CP's ARROW clothing line in the United States and its territories and possessions in connection with its manufacture, advertising, marketing, promotion, distribution, offer to sell and the sale of men's and boys' Licensed Product in certain specified channels of trade, including the Internet. CP also granted to PVH the right to operate most of the websites that use URLs that incorporate the ARROW trademarks. The PVH Trademark License Agreement provides for a $5.0 million minimum guaranteed annual royalty fee to be paid to CP, subject to cost of living adjustments. The initial term of the license expires on June 30, 2007; however, PVH has the option to renew the PVH Trademark License Agreement for two additional five-year terms, provided it meets certain conditions.

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

     Pursuant to a Trademark License Agreement ("Forsyth Trademark License Agreement"), dated as of January 29, 2001, CP and CP Canada granted to Forsyth an exclusive license to use trademarks related to the ARROW business in Canada and the FRIDAY'S BY CLUETT and golf apparel business in Canada, the United States and Puerto Rico. The Forsyth Trademark License Agreement provides for a
1.0 million minimum Canadian dollar guaranteed annual royalty fee to be paid to CP, subject to the Consumer Price Index. The license expires on December 31, 2005; however, Forsyth has the option to renew for two additional five-year terms, provided it meets certain conditions.

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

     The net assets of the Discontinued Operations in the accompanying balance sheet are comprised of the following (Dollars in Thousands):


                                               June 30,  December 31,
                                                 2001       2000
                                              -----------------------
Assets:
  Cash .....................................   $ 3,041   $   316
  Accounts receivable ......................        --     7,985
  Inventories, net .........................        --     9,606
  Prepaid expenses .........................       262       685
  Property, plant & equipment, net .........     9,755    14,602
  Other assets .............................         1       475
                                                -------   -------
     Total assets ..........................    13,059    33,669

Liabilities:
  Accounts payable & accrued expenses ......       427     6,137
  Canadian revolving facility ..............        --     5,447
  Canadian capital lease ...................       211       224
                                               -------   -------
      Total liabilities .....................      638    11,808
                                               -------   -------

       Net assets of discontinued operations   $12,421   $21,861
                                               =======   =======

Results of Operations: Thirteen weeks ended June 30, 2001 vs. July 1, 2000

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


                                              Thirteen weeks ended
                                               June 30,     July 1,
                                                 2001        2000
                                              ---------------------
                                              (Dollars In Thousands)

Net sales .................................   $ 44,205    $ 38,406
Gross profit ..............................     16,577      13,735
Operating income from continuing operations      8,442       5,221
Interest expense, net .....................      5,258       7,153
Income taxes ..............................        373         303
Income (loss) from continuing operations ..      2,361      (2,687)
Loss from discontinued segment ............     (9,151)     (8,857)
Net loss ..................................   $ (6,790)   $(11,544)

Net sales: For the thirteen weeks ended June 30, 2001 net sales increased $5.8 million to $44.2 million compared to $38.4 million for the thirteen weeks ended July 1, 2000. Net sales in the Sock Group increased $3.6 million to $40.9 million primarily due to increases in Private Label. The Licensing Group's net sales increased $1.6 million to $3.1 million due to the new trademark license agreements as discussed in Note 2-Recent Events and Discontinued Operations.

Gross profit: For the second quarter, gross profit increased $2.8 million to $16.6 million compared to the 2000 quarter. The Licensing Group had an increase of $1.6 million due to the new trademark license agreement revenue for which no related cost of sales was incurred. The Sock Group had an increase of $1.0 million due to increased sales.

Operating income from continuing operations: The Company's operating income for the second quarter ended June 30, 2001, increased $3.2 million to $8.4 million compared to $5.2 million for the 2000 quarter due to the factors discussed above.

Interest expense: Interest expense decreased $1.9 million for the second quarter, due to the Company's reduced level of indebtedness and lower prevailing interest rates.

Income (loss) from continuing operations: For the second quarter ended June 30, 2001, income (loss) from continuing operations increased $5.0 million to income of $2.4 million compared to a loss of $2.7 million in the same period last year, due to the factors discussed above.

Loss from discontinued segment: In conjunction with the Transactions, described in Note 2-Recent Events and Discontinued Operations, the Company recorded impairment charges of $6.9 million comprised of $3.0 million for receivables, $3.8 million for property and equipment and $0.1 million for deposits to adjust amounts to amounts realized or to fair value as appropriate. The company also recorded an increase of $2.3 million in estimated operating losses during the phase out period for lease and contract costs ($1.5 million) and miscellaneous other costs ($0.8 million). For the 2000 quarter, operating losses for this segment were $8.9 million.

Net loss: Net loss for the 2001 quarter decreased $4.8 million to $6.8 million compared to an $11.6 million loss for the 2000 quarter. The improvement is due to the $5.0 million increase in income from continuing operations as discussed above.

Results of Operations: Twenty-six weeks ended June 30, 2001 vs. July 1, 2000

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

                                              Twenty-six weeks ended
                                               June 30,     July 1,
                                                 2001        2000
                                             ------------------------
                                              (Dollars In Thousands)

Net sales .................................   $ 88,303    $ 78,682
Gross profit ..............................     32,131      28,704
Operating income from continuing operations     14,694      11,013
Interest expense, net .....................     10,931      13,747
Income taxes ..............................        733         497
Income (loss) from continuing operations ..      2,134      (4,139)
Loss on discontinued operations ...........     (9,151)    (14,135)
Net loss ..................................   $ (7,017)   $(18,274)

Net sales: For the twenty-six weeks ended June 30, 2001, net sales from continuing operations increased $9.6 million to $88.3 million from $78.7 million for the twenty-six weeks ended July 1, 2000. Net sales in the Sock Group increased $5.5 million to $81.6 million due to increases in Private Label. The Licensing Group's net sales increased $3.2 million due to the new trademark license agreements as discussed in Note 2-Recent Events and Discontinued Operations.

Gross profit: Gross profit for the 2001 period, increased $3.4 million to $32.1 million compared to $28.7 million for the 2000 period. This increase is due to the new trademark license agreement revenue for which no related cost of sales was incurred.

Operating  income  from  continuing   operations:   The  Company's  income  from
continuing operations increased $3.6 million to $14.7 million from $11.1 million for the same period last year due to the factors discussed above.

Interest expense: Interest expense decreased $2.8 million to $10.9 million for the period compared to $13.7 million for the 2000 period due to the Company's reduced level of indebtedness and lower prevailing interest rates.

Income (loss) from continuing operations: For the period ended June 30, 2001, income (loss) from continuing operations increased $6.3 million to income of $2.1 million compared to a loss of $4.1 million in the same period last year, due to the factors discussed above.

Loss from discontinued segment: In conjunction with the Transactions, described in Note 2-Recent Events and Discontinued Operations, the Company recorded impairment charges of $6.9 million comprised of $3.0 million for receivables, $3.8 million for property and equipment and $0.1 million for deposits to adjust amounts to amounts realized or to fair value as appropriate. The company also recorded an increase of $2.3 million in estimated operating losses during the phase out period for lease and contract costs ($1.5 million) and miscellaneous other costs ($0.8 million). For the 2000 period, operating losses for this segment were $14.1 million.

Net loss: Net loss for the 2001 period decreased $11.3 million to $7.0 million compared to $18.3 million for the same period last year. This is due to a $6.3 million improvement in income from continuing operations as discussed above, and a $5.0 million reduction is losses from discontinued segment compared to the 2000 period.

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

     The Company's liquidity needs arise primarily from debt service and the funding of working capital and capital expenditures. As of June 30, 2001, the Company had outstanding $243.0 million of debt consisting of $125.0 million in Senior Subordinated Notes (including the Parity Notes), a Senior Credit Facility consisting of a $24.7 million term loan ("Term A"), a $43.6 million term loan ("Term B"), a $17.5 million Tranche C loan, and $32.2 million in revolving credit facility borrowings. During the twenty-six weeks ended June 30, 2001, the Company had a net increase in revolving credit facility borrowings of $11.0 million and repaid $2.2 million in term loans and notes payable.

     Net availability under the revolver at June 30, 2001, was $18.3 million (including $1.8 million availability under the Tranche C loan), in addition to cash and cash equivalents of $1.0 million.

Debt Service

     Principal and interest payments under the Company's debt agreements represent significant liquidity requirements for the Company. Aggregate principal payments on the Company's indebtedness are $7.1 million, $25.3 million, $9.6 million, $54.9 million and $21.1 million, for each of the years 2001 through 2005, respectively, with $125.0 million remaining thereafter through 2008.

     The Company's senior subordinated notes mature in 2008 and require semi-annual interest payments at an annual rate of 10 1/8%. The term A and B loans mature in 2004 and 2005, respectively, and require quarterly principal payments and quarterly interest payments at floating rates based upon the interest rate option elected by the Company. The revolving credit facility expires at May 2004, and requires quarterly interest payments at floating rates based upon the interest rate option elected by the Company. Borrowings under Tranche C loan mature on December 31, 2002, and are guaranteed by Vestar Capital Partners III, L.P. ("Vestar"). Cash paid for interest for the quarter ending June 30, 2001 was $11.0 million. Interest expense for 2001 is expected to be $24.2 million, including $1.8 million of non-cash amortization of deferred debt issuance costs.


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

Cash Flows

     Cash and cash equivalents decreased $0.2 million to $1.0 million at June 30, 2001, from $1.2 million at December 31, 2000, primarily as a result of $8.8 million and $5.1 million provided by financing and discontinued operations activities, respectively, offset by $12.7 million and $1.4 million in net cash used in operating and investing activities. Net cash provided by operating activities resulted from the Company's $7.0 million net loss offset by $10.9 million in non-cash depreciation, amortization and loss on disposal of assets, plus a decrease in operating assets and liabilities of $16.6 million. Net cash provided by financing activities resulted primarily from net borrowings under the Company's line of credit agreement of $11.0 million offset by payments on long-term debt of $2.2 million. The $5.1 million provided by discontinued operations resulted primarily from the collection of accounts receivable. Net cash used in investing activities is a result of capital expenditures.

Capital Expenditures

     Capital spending for the period ended June 30, 2001 was $1.4 million and related primarily to general improvements to the Company's manufacturing facilities. Total capital spending for 2001 is expected to be $5.9 million and also relates primarily to general improvements to the Company's manufacturing facilities.

Financing Sources and Cash Flows

     At June 30, 2001, the Company had $1.0 million in cash and additional availability of $18.3 million under the revolving credit facility (including $1.8 million availability under the Tranche C loan), after consideration of $1.2 million of stand-by letters of credit.

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

Cautionary Statement Regarding Forward-Looking Statements

     The Quarterly Report on Form 10-Q contains certain statements which describe the Company's beliefs concerning future business conditions and the outlook for the Company based on currently available information. The preceding Management's Discussion and Analysis contains forward-looking statements regarding the Company's performance, liquidity and the adequacy of its capital resources. These forward-looking statements are subject to risks, uncertainties and other factors, which could cause the Company's actual results, performance or achievement to differ materially from those expressed in, or implied by these statements. These risks, uncertainties and other factors include, but are not limited to, the following: (i) the financial strength of the retail industry and the level of consumer spending for apparel, (ii) the Company's ability to develop, market and sell its products, (iii) increased competition from other manufacturers of socks, (iv) general economic conditions, (v) hiring and retaining effective team members, and (vi) sourcing merchandise from domestic and international vendors. Therefore, while management believes that there is a reasonable basis for the forward-looking statements, undue reliance should not be placed on those statements.

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

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended June 30, 2001.

Item 6.  Exhibits and Reports on Form 8-K

(a)          (1)      Financial Statements

                      Included in Part I, Item 1

             (2)      List of Exhibits

(b)      No report was filed on Form 8-K during the period ended June 30, 2001.

(c) Exhibits: See (a)(3) above for a listing of the exhibits included as part of this report.

(d) Financial Statement Schedules: See (a)(1) and (a)(2) above for a listing of the financial statements and schedules submitted as part of this report.


EXHIBIT
   NO.                                             DESCRIPTION OF EXHIBIT
--------- ----------------------------------------------------------------------
2.1 Third Amended plan of Reorganization of Cluett American Corp. and Cluett American Investment Corp. (incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-4 (Reg. No. 333-58059) filed on June 30, 1998).

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

10.2.1 Second Amendment to the Credit Agreement and Assignment dated as December 18, 1998 by and among Cluett American Corp., Cluett American Investment Corp., Cluett American Group, Inc. and certain subsidiaries, the Existing Lenders, New Lenders, and agents (incorporated by reference to Exhibit
     10.2.1 to the Company's Annual Report on Form 10-K (Reg. No. 333-58059) filed on March 29, 1999).


10.2.2 Third Amendment to the Credit Agreement and Assignment dated as of March 19, 1999 by and among Cluett American Corp., Cluett American Investment Corp., Cluett American Group, Inc. and certain subsidiaries, the Existing Lenders, New Lenders, and agents (incorporated by reference to Exhibit
     10.2.2 to the Company's Annual Report on Form 10-K (Reg. No. 333-58059) filed on March 29, 1999).

10.2.3 Waiver to the Credit Agreement and Assignment dated July 28, 1999 by and among Cluett American Corp., Cluett American Investment Corp., Cluett American Group, Inc. and certain subsidiaries, the Existing Lenders, New Lenders, and agents (incorporated by reference to Exhibit 10.2.3 to the Company's Annual Report on Form 10-K (Reg No. 333-58059) filed on March 29,
     1999).

10.2.4 Fourth Amendment to the Credit Agreement and Assignment dated September 30, 1999 by and among Cluett American Corp., Cluett American Investment Corp., Cluett American Group, Inc. and certain subsidiaries, the Existing Lender, New Lender, and agents (incorporated by reference to Exhibit 10.2.4 to the Company's Quarterly Report on Form 10-Q (Reg No. 333-58059) filed on November 16, 1999).

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

10.2.8 Fifth Amendment to Credit Agreement and Waiver dated March 29, 2000 by and among Cluett American Corp., Cluett American Investment Corp., Cluett American Group, Inc. and certain subsidiaries, the Existing Lender, New Lender, and agents (incorporated by reference to Exhibit 10.2.8 to the Company's Annual Report on Form 10-K (Reg No. 333-58059) filed on March 30,
     2000).

10.2.9 Amended and Restated Investment and Deposit Agreement between Vestar Capital Partners III, L.P. and Bank of America dated March 29, 2000 (incorporated by reference to Exhibit 10.2.8 to the Company's Annual Report on Form 10-K (Reg No. 333-58059) filed on March 30, 2000).

10.2.9.1 Sixth Amendment to Credit Agreement and Waiver dated June 30, 2000 by and among Cluett American Corp., Cluett American Investment Corp., Cluett American Group, Inc. and certain subsidiaries, the Existing Lender, New Lender, and agent (incorporated by reference to Exhibit 10.2.9.1 to the Company's Quarterly Report on Form 10-Q (Reg No. 333-58059) filed on August 14, 2000).

10.2.9.2 Seventh Amendment to Credit Agreement and Waiver dated March 22, 2001 by and among Cluett American Corp., Cluett American Investment Corp., Cluett American Group, Inc. and certain subsidiaries, the Existing Lender, Agents and Documentation Agents (incorporated by reference to Exhibit
     10.2.9.2 to the Company's Annual Report on Form 10-K (Reg No. 333-58059) filed on March 29, 2001).

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



                          CLUETT AMERICAN CORP.
                             (Registrant)


August 14, 2001                                     /s/ Bryan P. Marsal



                                                    ----------------------------
                                                    Bryan P. Marsal
                                                    Director and Chief Executive
                                                    Officer


August 14, 2001                                     /s/ Kathy D. Wilson


                                                    ----------------------------
                                                    Kathy D. Wilson
                                                    Vice President and Chief
                                                    Financial and Accounting
                                                    Officer



                                  EXHIBIT INDEX

None