Form 10-Q
period 2001-09-29
CLUETT AMERICAN CORP
filed 2001-11-09
CIK 1064435

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 29, 2001

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

The aggregate market value of the voting stock held by any non-affiliates of the registrant is zero as of September 29, 2001. All common stock of the registrant is owned by Cluett American Group, Inc., which is a wholly-owned subsidiary of Cluett American Investment Corp.

                     Cluett American Corp. and Subsidiaries

                                TABLE OF CONTENTS


                  PART I - FINANCIAL INFORMATION

                                                                       Page
Item 1.  Financial Statements (Unaudited)

Report of Independent Accountants as of the period ended
September 29, 2001                                                       3

Condensed Consolidated Balance Sheets as of September 29, 2001
and December 31, 2000                                                   F-1

Condensed Consolidated Statements of Operations for the thirteen and thirty-nine weeks ended September 29, 2001 and September 30,
2000                                                                    F-2

Condensed Consolidated Statements of Cash Flows for the thirty-nine
weeks ended September 29, 2001 and September 30, 2000                   F-3

Notes to Condensed Consolidated Financial Statements - September 29,
2001                                                                    F-4


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

            REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT ACCOUNTANTS


Board of Directors
Cluett American Corp. and Subsidiaries
New York, New York

We have reviewed the accompanying condensed consolidated balance sheet of Cluett American Corp. and subsidiaries (the "Company") as of September 29, 2001, and the related condensed consolidated statements of operations and cash flows for the thirteen and thirty nine-week periods ended September 29, 2001 and September 30, 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2000, and the related consolidated statements of operations, stockholder's deficit and cash flows for the year then ended (not presented herein); and in our report dated March 23, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                   /s/ Deloitte & Touche LLP


Raleigh, North Carolina
October 24, 2001

                      Condensed Consolidated Balance Sheets
                  (Dollars In Thousands, except per share data)

                                                September 29,      December 31,
                                                    2001              2000
                                                 (Unaudited)        (Note 1)

ASSETS
Current assets:
   Cash and cash equivalents ..................  $   5,095         $   1,268
   Accounts receivable, net ...................     29,869            33,442
   Inventories, net ...........................     46,011            30,434
   Prepaid expenses and other current assets ..      2,104             1,176
   Net assets of discontinued operations ......      9,859            21,861
                                                 ---------          --------
Total current assets ..........................     92,938            88,181


Property, plant and equipment, net ............     25,743            26,930
Pension assets ................................     29,345            27,545
Deferred financing fees .......................      8,757             9,966
Other non-current assets ......................      1,551               946
                                                 ---------         ---------
Total assets ..................................  $ 158,334         $ 153,568
                                                 =========         =========

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
   Accounts payable and accrued expenses ....... $  14,870         $  13,709
   Accrued interest payable ....................     8,876             5,362
   Restructuring reserve .......................     2,937             8,380
   Short-term debt and current portion of
   long-term debt ..............................    11,949             6,258
   Income taxes payable ........................     2,222             1,942
                                                 ---------          --------
Total current liabilities ......................    40,854            35,651

Long-term debt .................................   234,222           227,931
Redeemable preferred stock dividends payable ...     3,049               718
Other non-current liabilities ..................        32                59

Senior Exchangeable Preferred Stock Due 2010,
  cumulative, $.01 par value: authorized
  4,950,000, issued and outstanding 718,653
  shares in 2001 and 676,379 shares in 2000
 (liquidation preference of $71,865 in 2001
  and $67,638 in 2000) .........................    70,522            66,214
Stockholder's deficit:
  Common stock, $1 par value: authorized, issued
   and outstanding 1,000 shares ................         1                 1
  Additional paid-in capital ..................    120,496           127,134
  Accumulated deficit .........................   (309,530)         (303,036)
  Accumulated other comprehensive loss ........     (1,312)           (1,104)
                                                 ---------         ---------
Total stockholder's deficit ...................   (190,345)         (177,005)
                                                 ---------         ---------
Total liabilities and stockholder's deficit ...  $ 158,334         $ 153,568
                                                 =========         =========
                             See accompanying notes.

             Condensed Consolidated Statements of Operations (Unaudited)
                             (Dollars In Thousands)


                       Thirteen weeks ended           Thirty-nine weeks ended
                   September 29,   September 30,   September 29,   September 30,
                      2001            2000              2001            2000
                   ------------- ---------------   -------------   -------------

Net sales .........   $46,852       $ 47,526         $ 135,160        $ 126,545
Cost of good sold .    31,770         30,213            87,943           80,191
                   ------------- ---------------   -------------   -------------
Gross profit ......    15,082         17,313            47,217           46,354
Selling,general and
administrative
expenses ..........     8,262          9,566            25,716           27,522

Restructuring and
impairment charges.        --            287                --              359
                   ------------- ---------------   -------------   -------------
Operating income
from continuing
operations .......      6,820          7,460             21,501          18,473
Interest expense,
net ..............      5,906          6,527             17,732          21,127
Other expense, net.        --             59                 --             114
                   ------------- ----------------  --------------  -------------
Income(loss)from
continuing
operations before
provision for
income taxes ......       914            874              3,769          (2,768)
Provision for
income taxes ......       375            301              1,109             798
                   ------------- ----------------  --------------  -------------
Income(loss)from
continuing
operations ........       539            573              2,660          (3,566)

Discontinued operations:

 Loss from
 operations of dis-
 continued segment..       --             --                 --          (9,937)
 Loss on disposition
 of business segment,
 including a provision
 of $2.3 million for
 phase-out period
 operating losses during
 the thirty-nine week
 period ended September
 29, 2001 and $0.8 million
 provision for phase-out
 period losses during the
 thirteen and thirty-nine
 week periods ended
 September 30, 2000...    --          (4,707)             (9,151)       (8,905)
                  ------------- -----------------   --------------- ------------
Net income(loss)...   $   539       $ (4,134)          $  (6,491)    $ (22,408)
                  ============= =================   =============== ============





                             See accompanying notes.

              Condensed Consolidated Statements of Cash Flows (Unaudited)
                             (Dollars in Thousands)

                                                       Thirty-nine weeks ended
                                                     September 29, September 30,
                                                          2001          2000
                                                     ---------------------------

Operating activities
Net loss ............................................  $ (6,491)       $(22,408)
Adjustment to reconcile net loss to net cash
and cash equivalents used in operating activities:
   Loss on disposal of assets .......................         4               7
   Depreciation .....................................     4,740           4,962
   Deferred finance amortization ....................     1,346           1,296
   Impairment loss on disposition ...................     6,900              --

Changes in operating assets and liabilities:
   Accounts receivable ..............................       606          (5,473)
   Inventories ......................................   (15,577)        (18,060)
   Prepaid expenses and other current assets ........      (928)            323
   Pension and other non-current assets .............    (2,542)          5,178
   Accounts payable and accrued expenses ............     1,159           6,238
   Interest payable .................................     3,514           5,881
   Restructuring reserve ............................    (5,443)          8,620
   Income taxes payable .............................       281            (175)
   Other liabilities ................................       (27)            354
   Effect of changes in foreign currency ............      (208)         (1,116)
                                                        --------        --------
Net cash and cash equivalents used in
operating activities ................................    (12,668)       (14,373)

Investing activities
Purchase of property, plant and equipment ...........     (3,081)        (3,218)
Proceeds on disposal of property,plant and equipment.         38             12
                                                        --------        --------
Net cash and cash equivalents used in
investing activities ................................     (3,043)        (3,206)

Financing activities
Net borrowings under line-of-credit agreement .......     15,900          8,309
Principal payments on long-term debt ................     (3,918)       (33,076)
                                                        --------        --------
Net cash and cash equivalents provided by(used in)
financing activities ................................     11,982        (24,767)

Cash provided by discontinued operations ............      7,556         38,874
                                                        --------        --------
Net change in cash and cash equivalents .............      3,827         (3,472)
Cash and cash equivalents at beginning of period ....      1,268          7,048
                                                        --------        --------
Cash and cash equivalents at end of period ..........   $  5,095        $ 3,576
                                                        ========        ========



                             See accompanying notes.

          Notes to Condensed Consolidated Financial Statements (Unaudited)

1.  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Cluett American Corp. and its subsidiaries, (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen and thirty-nine week periods ended September 29, 2001, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2001.

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

     The Company uses a 5-4-4 week fiscal quarter whereby the fiscal quarter ends on the Saturday nearest the end of the calendar quarter, which accordingly was September 29, 2001 and September 30, 2000, respectively.

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

     On July 24, 2000, the transactions contemplated by the Agreement, including the Purchase and Sale Agreement among Cluett, Peabody & Co., Inc. ("CP"), Cluett, Peabody Canada, Inc. ("CP Canada"), Arrow Factory Stores, Inc. ("AFS"), CDG, Consumer Direct Corporation ("CDC"), Cluett, Peabody Holding Corp. ("Holding"), and PVH, (the "Purchase and Sale Agreement") and the Share Purchase Agreement among CP, CDG, Bidermann Tailored Clothing, Inc. ("BTC"), and PVH (the "Share Purchase Agreement") were closed. Each of the parties to the Purchase and Sale Agreement and the Share Purchase Agreement other than PVH and CDG is, and prior to the closing CDG was, a wholly-owned subsidiary of the Company.

     Pursuant to the Purchase and Sale Agreement, (i) all of the outstanding shares of capital stock of C.A.T. Industrial S.A. de C.V., ("C.A.T."), a corporation organized under the laws of Honduras, were sold to PVH by CP, AFS, CDG, CDC and Holding, (ii) PVH purchased all of CP's and AFS's right, title and interest in and to certain of the other assets (principally inventory) of CP and AFS used primarily by CP and AFS in their ARROW label and private label men's and boys' dress and sport shirt businesses and their Arrow factory outlet operations in the United States and (iii) PVH purchased all of CP Canada's right, title and interest in and to ARROW label dress and sport shirt inventory used in CP Canada's United States "Career Apparel" business. Pursuant to the Share Purchase Agreement, all of the outstanding shares of capital stock of CDG were sold by CP and BTC to PVH.

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

     The net assets of the discontinued operations in the accompanying balance sheet are comprised of the following:

                                           September 29,  December 31,
                                               2001          2000
                                           -------------  ------------
                                              (Dollars In Thousands)
Assets:
  Cash .....................................   $   617   $   316
  Accounts receivable ......................        --     7,985
  Inventories, net .........................        --     9,606
  Prepaid expenses .........................       120       685
  Property, plant & equipment, net .........     9,704    14,602
  Other assets .............................        --       475
                                               -------   -------
     Total assets ..........................    10,441    33,669

Liabilities:
  Accounts payable & accrued expenses ......       381     6,137
  Canadian revolving facility ..............        --     5,447
  Canadian capital lease ...................       201       224
                                               -------   -------
     Total liabilities .....................       582    11,808
                                               -------   -------
     Net assets of discontinued operations     $ 9,859   $21,861
                                               =======   =======

3. Inventories

     Inventories from continuing operations consist of the following at the specified date:

                                                      September 29, December 31,
                                                          2001           2000
                                                      --------------------------
                                                        (Dollars In Thousands)

Finished goods .......................................   $ 38,414    $ 25,055
Work in process ......................................      2,755       2,092
Raw materials and supplies ...........................      5,218       3,871
                                                         --------    --------
                                                           46,387      31,018
Less: Allowance for obsolete and slow moving inventory       (376)       (584)
                                                         --------    --------
                                                         $ 46,011    $ 30,434
                                                         ========    ========

4.   Long-Term Obligations and Financing Arrangements

     As of September 29, 2001, the Company had outstanding $246.2 million of debt consisting of $125.0 million in Senior Subordinated Notes (including the Parity Notes), a Senior Credit Facility consisting of a $23.1 million term loan ("Term A"), a $43.5 million term loan ("Term B"), a $17.5 million Tranche C loan, and $37.1 million in revolving credit facility borrowings. During the thirty-nine weeks ended September 29, 2001, the Company had a net increase in revolving credit facility borrowings of $15.9 million and repaid $3.9 million in term loans and notes payable.


5. Discontinued Operations, Restructuring and Impairment Charges

     In conjunction with the Transactions, described in Note 2-Recent Events and Discontinued Operations, the Company recorded impairment charges of $6.9 million comprised of $3.0 million for receivables, $3.8 million for property and equipment and $0.1 million for deposits, to adjust balances to amounts realized, or to fair value, as appropriate. The company also recorded an increase of $2.3 million in estimated operating losses during the phase-out period for lease and contract costs ($1.5 million) and miscellaneous other costs ($0.8 million). These charges are included as a component of the loss from discontinued segment in the accompanying consolidated statements of operations.

The following table is a summary of the components of the restructuring reserve.

                            Severance Facility
                               Costs   Closure  Other   Total
                            --------- --------  -----   -----
                                   (Dollars in Thousands)
Balance, January 1, 2001 ..   $2,959   $  810   $4,611   $8,380
    Additions .............       --    1,499      752    2,251
    Payments ..............    2,088      985    4,621    7,694
                              ------   ------   ------   ------
Balance, September 29, 2001   $  871   $1,324   $  742   $2,937
                              ======   ======   ======   ======

6. Segment Data

     The Company identifies its reportable segments based on the segments' product offerings. As a result of the Company's June 13, 2000, decision to discontinue the shirt group operations and license the ARROW tradename, the composition of the Company's reportable segments changed. The licensing of the ARROW brand by the two new Trademark License Agreements, as described in Note 2-Recent Events and Discontinued Operations, will result in additional minimum annual license revenue of $5.6 million. Subsequent to June 13, 2000, the Company conducted its business through two principle segments: the Sock Group and the Licensing Group. The financial results associated with Latin America, Apparel On-Line LLC, Cluett American Receivables LLC and the US Retail division are referred to collectively as "All Other". Segment data disclosures for the thirteen and thirty-nine weeks ended September 29, 2001 and September 30, 2000, have been restated to reflect the above noted change.

                   Thirteen weeks ended                 Thirty-nine weeks ended
                September 29,  September 30,       September 29,   September 30,
                   2001           2000                 2001             2000
                ----------------------------       -----------------------------
                                    (Dollars in Thousands)
Net sales
     Sock .......   $  43,070    $  44,439             $ 124,632     $ 120,570
     Licensing ..       3,600        3,083                 9,890         6,550
     All Other ..         692          304                 1,782           431
     Intersegment        (510)        (300)               (1,144)       (1,006)
                    ---------    ---------             ---------     ---------
                    $  46,852    $  47,526             $ 135,160     $ 126,545
                    =========    =========             =========     =========
Operating income
(loss) excluding
restructuring and
impairment charges
     Sock .......   $   3,963    $   5,520             $  13,822     $  15,585
     Licensing ..       2,790        2,494                 7,416         4,599
     All Other ..        (154)        (218)                 (363)         (662)
                    ---------    ---------             ---------     ---------
                    $   6,599    $   7,796             $  20,875     $  19,522
                    =========    =========             =========     =========

Depreciation expense
     Sock .......   $   1,455    $   1,569             $   4,365     $   4,712
     Licensing ..          33           20                    80            58
     All Other ..          99           78                   288           192
                    ---------    ---------             ---------     ---------
                    $   1,587    $   1,667             $   4,733     $   4,962
                    =========    =========             =========     =========

Identifiable assets
     Sock .......   $ 100,540    $  96,260             $ 100,540     $  96,260
     Licensing ..       2,985        2,445                 2,985         2,445
     All Other ..       1,639        2,454                 1,639         2,454
                    ---------    ---------             ---------     ---------
                    $ 105,164    $ 101,159             $ 105,164     $ 101,159
                    =========    =========             =========     =========

Reconciliation of Reportable Segments Net sales, Operating income and Identifiable assets

                            Thirteen weeks ended        Thirty-nine weeks ended
                         September 29, September 30, September 29, September 30,
                             2001          2000          2001           2000
                         --------------------------- ---------------------------
                                          (Dollars In Thousands)
Net sales
 Total net sales for
  reportable  segments ...   $  46,670    $  47,522      $ 134,522    $ 127,120
 Other net sales .........         692          304          1,782          431
 Elimination of
  intersegment net sales .        (510)        (300)        (1,144)      (1,006)
                              --------     --------       --------     --------
Total consolidated net sales $  46,852    $  47,526      $ 135,160    $ 126,545
                             =========    =========      =========     ========

Operating income(loss)
 Total operating income
  for reportable segments..   $  6,753    $   8,014      $  21,238     $ 20,184
 Other operating loss .....       (154)        (218)          (363)        (662)
 Unallocated amounts:
  Corporate expense before
   pension income..........       (379)      (1,141)        (1,174)      (3,032)
  Pension Income ..........        600        1,092          1,800        2,342
  Restructuring and
   impairment charges .....         --         (287)            --         (359)
                              ---------   ---------       --------     --------
 Total operating income ....  $  6,820    $   7,460      $  21,501     $ 18,473
                              =========   =========      =========     ========

Depreciation and amortization
 Total depreciation for
  reportable segments .....   $   1,488   $   1,589      $   4,445    $   4,770
 Other ....................         106          78            295          192
    Amortization ..........         450         443          1,346        1,296
                              ---------   ---------      ---------    ---------
Total depreciation and
 amortization .............   $   2,044   $   2,110      $   6,086    $   6,258
                              =========   =========      =========     ========
Identifiable assets
 Total assets for reportable
  segments ................   $ 103,525   $  98,705      $ 103,525    $  98,705
 Other assets .............       1,639       2,454          1,639        2,454
 Net assets of discontinued
  operations ..............       9,859      21,355          9,859       21,355
 Unallocated amounts:
  Deferred finance costs ..       8,757      10,412          8,757       10,412
  Pension assets ..........      29,345      26,472         29,345       26,472
  Other unallocated amounts.      5,209      10,585          5,209       10,585
                              ---------   ---------      ---------    ---------
Consolidated total .........  $ 158,334   $ 169,983      $ 158,334    $ 169,983
                              =========   =========      =========    =========

7. Guarantor Subsidiaries

     The Company's payment obligations under the Senior Credit Facility and the Senior Subordinated Notes (the "Notes") are fully and unconditionally guaranteed on a joint and several basis by its current domestic subsidiaries, principally:
Cluett Peabody & Co., Inc., Great American Knitting Mills, Inc., Apparel On-Line LLC, Consumer Direct Corporation and US Retail division (collectively the "Guarantor Subsidiaries"). Each of the Guarantor Subsidiaries is a direct or indirect wholly-owned subsidiary of the Company. The Company's payment obligations under the Notes are not guaranteed by the remaining subsidiaries:
Bidermann Womenswear Corp. (formerly Ralph Lauren Womenswear, Inc.), Cluett Peabody Canada, Inc., Arrow de Mexico S.A. de C.V., Arrow Inter-America & Co., Ltd. and Cluett American Receivables LLC (collectively the "Non-Guarantor Subsidiaries"). The obligations of each Guarantor Subsidiary under its guarantee of the Notes are subordinated to such subsidiary's obligations under its guarantee of the Senior Credit Facility.

     The Company has no independent assets or operations, the guarantees are full and unconditional and joint and several, and any subsidiaries of the Company other than the subsidiary guarantors are minor.

8. Recently Issued Accounting Standards Adopted or To Be Adopted

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting For Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This statement (as amended by SFAS No. 137) is effective January 2001. This statement establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet measured at fair value. The Company adopted SFAS No. 133 on January 1, 2001. As the Company has not entered into any derivative instruments or hedging activities, the adoption of SFAS No. 133 did not have an impact on the Company's results of operations or financial position.

     In June 2001, FASB issued SFAS No. 141, Business Combinations, ("SFAS No. 141") which establishes accounting and reporting standards for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS No. 141 eliminates the pooling-of-interest method of accounting and requires all acquisitions consummated subsequent to June 30, 2001, to be accounted for under the purchase method. The adoption of SFAS No. 141 did not have a material impact on the Company's results of operations and financial condition.

     In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, ("SFAS No. 142") which addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 eliminates amortization of goodwill and other intangible assets that are determined to have an indefinite useful life and instead requires an impairment only approach. At adoption, any goodwill impairment loss will be recognized as the cumulative effect of a change in accounting principal. Subsequently, any impairment losses will be recognized as a component of income from operations. SFAS No. 142 is required to be adopted on January 1, 2002. Currently, management does not believe the adoption of SFAS No. 142 will have a material impact on the Company's results of operations and financial condition.

     On August 2001, the FASB issued SFAS No. 143, Accounting For Asset Retirement Obligation, ("SFAS No. 143") which requires recording the fair value of a liability for an asset retirement obligation in the period in which it is incurred, and a corresponding increase in the carrying value of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, it is either settled for its recorded amount or a gain or loss upon settlement is recorded. SFAS No. 143 is effective for the Company's fiscal year ended December 31, 2003. The Company is currently assessing, but has not yet determined the impact of SFAS No. 143 on its financial position and results of operations.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment for Disposal of Long-Lived Assets, ("SFAS No. 144") which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). The Company is currently assessing, but has not yet determined the impact of SFAS No. 143 on its financial position and results of operations.

9. Subsequent Events

     On October 30, 2001, the Company announced restructuring plans for the Sock Group to optimize plant capacity and maximize supply chain opportunities. The Company will phase-out production from its Bally, Pennsylvania facility and relocate its knitting and finishing operations to other company-owned or contract facilities. Effective December 31, 2001, Bally's finishing operations, which represent approximately 10 percent of total company volume, will be absorbed into available contract finishing capacity in Mexico. Effective September 28, 2002, Bally's knitting production, which represents approximately 20 percent of total company volume, will be moved to the company's Burlington, North Carolina facility. This plan will provide a reduced cost structure that is competitive within the global market. Total company sales volume will not change as a result of these actions.

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

     On July 24, 2000, the transactions contemplated by the Agreement, including the Purchase and Sale Agreement among Cluett, Peabody & Co., Inc. ("CP"), Cluett, Peabody Canada, Inc. ("CP Canada"), Arrow Factory Stores, Inc. ("AFS"), CDG, Consumer Direct Corporation ("CDC"), Cluett, Peabody Holding Corp. ("Holding"), and PVH, (the "Purchase and Sale Agreement") and the Share Purchase Agreement among CP, CDG, Bidermann Tailored Clothing, Inc. ("BTC"), and PVH (the "Share Purchase Agreement") were closed. Each of the parties to the Purchase and Sale Agreement and the Share Purchase Agreement other than PVH and CDG is, and prior to the closing CDG was, a wholly-owned subsidiary of the Company.

     Pursuant to the Purchase and Sale Agreement, (i) all of the outstanding shares of capital stock of C.A.T. Industrial S.A. de C.V., ("C.A.T."), a corporation organized under the laws of Honduras, were sold to PVH by CP, AFS, CDG, CDC and Holding, (ii) PVH purchased all of CP's and AFS's right, title and interest in and to certain of the other assets (principally inventory) of CP and AFS used primarily by CP and AFS in their ARROW label and private label men's and boys' dress and sport shirt businesses and their Arrow factory outlet operations in the United States and (iii) PVH purchased all of CP Canada's right, title and interest in and to ARROW label dress and sport shirt inventory used in CP Canada's United States "Career Apparel" business. Pursuant to the Share Purchase Agreement, all of the outstanding shares of capital stock of CDG were sold by CP and BTC to PVH.

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

     The net assets of the discontinued operations in the accompanying balance sheet are comprised of the following:

                                        September 29,  December 31,
                                            2001           2000
                                        ------------- -------------
                                           (Dollars In Thousands)
Assets:
  Cash ..............................    $   617         $   316
  Accounts receivable ...............         --           7,985
  Inventories, net ..................         --           9,606
  Prepaid expenses ..................        120             685
  Property, plant & equipment, net ..      9,704          14,602
  Other assets ......................         --             475
                                         -------         -------
Total assets .....................        10,441          33,669

Liabilities:
  Accounts payable & accrued expenses.       381           6,137
  Canadian revolving facility ........        --           5,447
  Canadian capital lease .............       201             224
                                         -------         -------
Total liabilities .................          582          11,808
                                         -------         -------
Net assets of discontinued operations    $ 9,859         $21,861
                                         =======         =======

Results of Operations: Thirteen weeks ended September 29, 2001 vs.
   September 30, 2000

     The following table sets forth, for the periods indicated, statement of operations data which has been restated to reflect the Company's continuing operations including the Sock Group, the Licensing Group and all other (Latin America, Apparel On-Line LLC, Cluett American Receivables LLC, US Retail division and corporate overhead charges) and excludes the Company's discontinued Shirt Group operation.


                                                    Thirteen weeks ended
                                                 September 29,  September 30,
                                                      2001           2000
                                                 ----------------------------
                                                   (Dollars In Thousands)

        Net sales .................................   $46,852   $ 47,526
        Gross profit ..............................    15,082     17,313
        Operating income from continuing operations     6,820      7,460
        Interest expense, net .....................     5,906      6,527
        Income taxes ..............................       375        301
        Income  from continuing operations ........       539        573
        Loss on discontinued operations ...........        --     (4,707)
        Net income (loss) .........................   $   539   $ (4,134)

Net sales: For the thirteen weeks ended September 29, 2001, net sales decreased $0.6 million to $46.9 million compared to $47.5 million for the thirteen weeks ended September 30, 2000. Net sales in the Sock Group decreased $1.3 million to $43.1 million due to decreases in branded product partially offset by increases in private label. The Licensing Group's net sales increased $0.5 million to $3.6 million primarily due to the new trademark license agreements as discussed in
Note 2-Recent Events and Discontinued Operations.

Gross profit: For the third quarter, gross profit decreased $2.2 million to $15.1 million compared to the 2000 quarter. The Licensing Group had an increase of $0.5 million primarily due to the new trademark license agreement revenue for which no related cost of sales was incurred. The Sock Group had a decrease of $2.9 million due to declines in higher margin branded business partially offset by additional gross profit from new private label programs.

Operating income from continuing operations: The Company's operating income for the third quarter ended September 29, 2001, decreased $0.7 million to $6.8 million compared to $7.5 million for the 2000 quarter. Reductions in selling, general and administrative expenses of $1.2 million and $0.3 million in restructuring and impairment charges partially offset the gross profit decrease as discussed above. Improvements in expenses are primarily due to a $0.7 million reduction in advertising expense at the Sock Group for Gold Toe packaging changes incurred in the prior period and reduced general and administrative and corporate overhead expenses of $0.2 million and $0.2 million, respectively.

Interest expense: Interest expense decreased $0.6 million for the third quarter, due to lower prevailing interest rates.

Income from continuing operations: For the third quarter ended September 29, 2001, income from continuing operations remained consistent at $0.5 million compared to the same period last year, due to the factors discussed above.

Loss on discontinued operations: In conjunction with the Transactions, described in Note 2-Recent Events and Discontinued Operations, the Company recorded for the 2000 quarter, operating losses for this segment of $4.7 million.

Net income (loss): Net income for the 2001 quarter increased $4.6 million to $0.5 million compared to a loss of $4.1 million for the 2000 quarter. The improvement is due to the events described in Note 2-Recent Events and Discontinued Operations.

Results of Operations: Thirty-nine weeks ended September 29, 2001 vs.
 September 30, 2000

     The following table sets forth, for the periods indicated, statement of operations data which has been restated to reflect the Company's continuing operations including the Sock Group, the Licensing Group and all other (Latin America, Apparel On-Line LLC, Cluett American Receivables LLC, US Retail division and corporate overhead charges) and excludes the Company's discontinued Shirt Group operation.

                                                    Thirty-nine weeks ended
                                                  September 29,  September 30,
                                                      2001           2000
                                                  ----------------------------
                                                      (Dollars In Thousands)

        Net sales .................................   $ 135,160    $ 126,545
        Gross profit ..............................      47,217       46,354
        Operating income from continuing operations      21,501       18,473
        Interest expense, net .....................      17,732       21,127
        Income taxes ..............................       1,109          798
        Income (loss) from continuing operations ..       2,660       (3,566)
        Loss on discontinued operations ...........      (9,151)     (18,842)
        Net loss ..................................   $  (6,491)   $ (22,408)

Net sales: For the thirty-nine weeks ended September 29, 2001, net sales increased $8.6 million to $135.2 million from $126.6 million for the thirty-nine weeks ended September 30, 2000. Net sales in the Sock Group increased $4.0 million to $124.6 million. The increase is driven by new programs and new channels of distribution of private label products, partially offset by declines in branded sales, particularly in the department store channel of distribution. The Licensing Group's net sales increased $3.3 million due primarily to the new trademark license agreements as discussed in Note 2-Recent Events and Discontinued Operations.

Gross profit: Gross profit for the 2001 period, increased $0.8 million to $47.2 million compared to $46.4 million for the 2000 period. This increase is due to the new trademark license agreement revenue for which no related cost of sales was incurred, partially offset by lower gross profit at the Sock Group. The reduction in gross profit at the Sock Group is due to declines in higher margin branded business partially offset by additional gross profit from new private label programs.

Operating income from continuing operations: The Company's income from continuing operations increased $3.0 million to $21.5 million from $18.5 million for the same period last year due to the increased gross profit discussed above, a $1.8 million reduction in selling, general and administrative expenses and a $0.4 million reduction in restructuring and impairment charges. The improvement in selling, general and administrative expenses is driven by a $1.2 million reduction in advertising expenses at the Sock Group related to Gold Toe packaging changes initiated in 2000 and a $1.3 million reduction in corporate overhead expenses.

Interest expense: Interest expense decreased $3.4 million to $17.7 million for the period compared to $21.1 million for the 2000 period due to the Company's reduced level of indebtedness and lower prevailing interest rates.

Income (loss) from continuing operations: For the period ended September 29, 2001, income from continuing operations increased $6.3 million to income of $2.7 million compared to a loss of $3.6 million in the same period last year, due to the factors discussed above.

Loss on discontinued operations: In conjunction with the Transactions, described in Note 2-Recent Events and Discontinued Operations, the Company recorded impairment charges of $6.9 million comprised of $3.0 million for receivables, $3.8 million for property and equipment and $0.1 million for deposits to adjust balances to amounts realized, or to fair value, as appropriate. The company also recorded an increase of $2.3 million in estimated operating losses during the phase-out period for lease and contract costs ($1.5 million) and miscellaneous other costs ($0.8 million). For the 2000 period, operating losses for this segment were $18.8 million.

Net loss: Net loss for the 2001 period decreased $15.9 million to $6.5 million compared to $22.4 million for the same period last year. This is due to a $6.3 million improvement in income from continuing operations and an $9.6 million reduction in losses from discontinued operations compared to the 2000 period.

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

     The Company's liquidity needs arise primarily from debt service and the funding of working capital and capital expenditures. As of September 29, 2001, the Company had outstanding $246.2 million of debt consisting of $125.0 million in Senior Subordinated Notes (including the Parity Notes), a Senior Credit Facility consisting of a $23.1 million term loan ("Term A"), a $43.5 million term loan ("Term B"), a $17.5 million Tranche C loan, and $37.1 million in revolving credit facility borrowings. During the thirty-nine weeks ended September 29, 2001, the Company had a net increase in revolving credit facility borrowings of $15.9 million and repaid $3.9 million in term loans and notes payable.

     Net availability under the revolver at September 29, 2001, was $13.5 million (including $1.8 million of availability under the Tranche C loan), in addition to cash and cash equivalents of $5.1 million.

Debt Service

     Principal and interest payments under the Company's debt agreements represent significant liquidity requirements for the Company. Aggregate principal payments on the Company's indebtedness are $6.2 million for the remainder of 2001, $25.4 million, $9.6 million, $58.9 million and $21.1 million, for each of the years 2002 through 2005, respectively, with $125.0 million remaining thereafter through 2008.

     The Company's senior subordinated notes mature in 2008 and require semi-annual interest payments at an annual rate of 10 1/8%. The term A and B loans mature in 2004 and 2005, respectively, and require quarterly principal payments and quarterly interest payments at floating rates based upon the interest rate option elected by the Company. The revolving credit facility expires at May 2004, and requires quarterly interest payments at floating rates based upon the interest rate option elected by the Company. Borrowings under Tranche C loan mature on December 31, 2002, and are guaranteed by Vestar Capital Partners III, L.P. ("Vestar"). Cash paid for interest for the quarter ending September 29, 2001, was $1.7 million. Interest expense for 2001 is expected to be $22.9 million, including $1.8 million of non-cash amortization of deferred debt issuance costs.

Covenant Restrictions

     The Senior Credit Facility contains a number of covenants that, among other things, restricts the ability of the Company and its subsidiaries, other than pursuant to specified exceptions, to dispose of assets, incur additional indebtedness, incur guarantee obligations, repay other indebtedness, pay dividends, create liens on assets, enter into leases, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, make capital expenditures, enter into sale and leaseback transactions, change the nature of their business or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities. In addition, under the Senior Credit Facility the Company is required to comply with specified financial ratios, including minimum fixed charge coverage and interest coverage ratios and maximum leverage ratios, including a senior leverage ratio and a total leverage ratio, each of which is tested as of the last day of each fiscal quarter. Commencing with the quarter ending December 31, 2001, and for each fiscal quarter thereafter throughout the term of the Senior Credit Agreement, the Company and its subsidiaries will be required to comply with a minimum EBITDA test for the 12 month period ending on such date. The amendments in May 1998, December 1998, March 1999, September 1999, March 2000, June 2000 and March 2001 revised the original covenants. As of September 29, 2001, the Company was in compliance with the debt covenants, as amended.

Cash Flows

     Cash and cash equivalents increased $3.8 million to $5.1 million at September 29, 2001, from $1.3 million at December 31, 2000, primarily as a result of $12.0 million and $7.5 million provided by financing and discontinued operations activities, respectively, offset by $12.7 million and $3.0 million in net cash used in operating and investing activities. Net cash used in operating activities resulted from the Company's $6.5 million net loss offset by $13.0 million in non-cash depreciation, amortization and impairment loss on disposal of assets, plus a decrease in operating assets and liabilities of $19.2 million. Net cash provided by financing activities resulted primarily from net borrowings under the Company's line of credit agreement of $15.9 million offset by payments on long-term debt of $3.9 million. The $7.5 million provided by discontinued operations resulted primarily from the collection of accounts receivable. Net cash used in investing activities is a result of capital expenditures.

Capital Expenditures

     Capital spending for the period ended September 29, 2001, was $3.1 million and related primarily to general improvements to the Company's manufacturing facilities. Total capital spending for 2001 is expected to be $5.0 million and also relates primarily to general improvements to the Company's manufacturing facilities.

Financing Sources and Cash Flows

     At September 29, 2001, the Company had $5.1 million in cash and additional availability of $13.5 million under the revolving credit facility (including $1.8 million of availability under the Tranche C loan), after consideration of $1.2 million of stand-by letters of credit.

     The Company has a substantial amount of indebtedness. The Company relies on internally generated funds and, to the extent necessary, on borrowings under the revolving credit facility to meet its liquidity needs. The Company's ability to incur additional indebtedness is limited under its existing borrowing arrangements.

     The Company believes that cash on hand, together with cash flow anticipated to be generated from operations, short-term borrowings for seasonal working capital, and permitted borrowings under the senior credit facility will be sufficient to enable the company to satisfy anticipated cash requirements for operating, investing and financing activities, including debt service, for the next twelve months.

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

Subsequent Events

     On October 30, 2001, the Company announced restructuring plans for the Sock Group to optimize plant capacity and maximize supply chain opportunities. The Company will phase-out production from its Bally, Pennsylvania facility and relocate its knitting and finishing operations to other company-owned or contract facilities. Effective December 31, 2001, Bally's finishing operations, which represent approximately 10 percent of total company volume, will be absorbed into available contract finishing capacity in Mexico. Effective September 28, 2002, Bally's knitting production, which represents approximately 20 percent of total company volume, will be moved to the company's Burlington, North Carolina facility. This plan will provide a reduced cost structure that is competitive within the global market. Total company sales volume will not change as a result of these actions.

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

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended September 29, 2001.

Item 6.  Exhibits and Reports on Form 8-K

(a)          (1)      Financial Statements

                      Included in Part I, Item 1

             (2)      List of Exhibits

(b) No report was filed on Form 8-K during the period ended September 29, 2001.

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



                                                    CLUETT AMERICAN CORP.
                                                        (Registrant)


November 9, 2001                                /s/ Bryan P. Marsal



                                                --------------------------------
                                                Bryan P. Marsal
                                                Director and Chief Executive
                                                Officer


November 9, 2001                                /s/ Kathy D. Wilson


                                                --------------------------------
                                                Kathy D. Wilson
                                                Vice President and Chief
                                                Financial and Accounting Officer



                                EXHIBIT INDEX

None