Form 10-K
period 2001-12-31
CLUETT AMERICAN CORP
filed 2002-04-16
CIK 1064435

UNITED STATES OF AMERICA
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001
                                       OR

     [ ] TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE  SECURITIES
EXCHANGE  ACT  OF  1934  For  the  transition   period  from ____ to ____

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

     The aggregate market value of the voting stock held by any non-affiliates of the registrant is zero as of December 31, 2001. All common stock of the registrant is owned by Cluett American Group, Inc., which is a wholly owned subsidiary of Cluett American Investment Corp.

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

Item 12.          Security Ownership of Certain Beneficial Owners and Management

Item 13.          Certain Relationships and Related Transactions


PART IV

Item 14.         Exhibits, Financial Statement Schedules, and Reports on
                 Form 8-K.


SIGNATURES

EXHIBIT INDEX

                                     PART I

Item 1.  Business

     Cluett American Corp. and its subsidiaries (the "Company") are wholly owned subsidiaries of Cluett American Investment Corp. ("Holdings"). The Company was organized in 1982 and primarily designs, manufactures and markets socks in the United States, as well as licenses its proprietary trademarks and trade names domestically and internationally. The Company filed voluntary petitions for relief under the provisions of Chapter 11 of the Federal Bankruptcy Code on July 17, 1995. The Company emerged from bankruptcy and consummated its recapitalization and refinancing on May 18, 1998.

Description of Business

    Based on net sales, the Company believes it is one of the leading designers, manufacturers and marketers of men's socks in the United States and has a significant market presence in women's and children's socks. While the Company serves most channels of distribution, its primary focus is on department and national chain store retailers. The Company believes its core product offering, GOLD TOE socks, provides classic and contemporary styles at price points that represent exceptional value and appeal to a broad consumer base.

    The Company markets its socks using widely recognized Company-owned brands such as GOLD TOE and SILVER TOE. The Company primarily sells its products to department and national chain stores to maintain its brand image and to achieve the relatively higher selling prices and higher margins characterized by sales to these retail channels. Approximately 62.0% of the Company's net sales are derived from these core offerings, the demand for which is believed to be stable and resistant to changing fashion trends.

    Within certain territories, the Company also has licensed the exclusive rights to manufacture and market socks under such widely recognized brand names as Kenneth Cole, Nautica, Jockey, Izod and Izod Club. This diverse portfolio of Company-owned and licensed brand names enables the Company to offer different brands with unique value propositions to different channels of distribution.

    The Company owns numerous trademarks, including ARROW and its related trade names such as DOVER, TOURNAMENT, LADY ARROW, FAIRFIELD BY ARROW and FRIDAY'S BY CLUETT, which it regards as valuable assets. Because of the high brand recognition, the Company is able to license the various trademarks to apparel manufacturers and distributors worldwide. The Company has 35 licensees in various countries, which market, manufacture and sell apparel and non-apparel products bearing the ARROW trademark in various channels of distribution.

     The Company conducted its business through two principal segments: the Sock Group and the Licensing Group.

     The Sock Group - For the year ended December 31, 2001; the Sock Group accounted for 92.1% of the Company's net sales. The Sock Group is a market leader in department store sales of socks. The Sock Group's leading brand, GOLD TOE, was established in 1934 and generates 64.8% of the Sock Group's net sales with the remaining sales generated through complementary private labels and through other owned and licensed brands such as Nautica, Jockey, Kenneth Cole, Izod and Izod Club. The Sock Group offers a comprehensive line of products across multiple price points, ages, genders and styles, enabling it to provide its customers with a full range of their sock needs. For the fiscal year ended December 31, 2001, the Sock Group realized net sales and EBITDA As Defined of $174.1 million and $22.7 million, respectively. EBITDA, as defined ("EBITDA As Defined") is defined as operating income before depreciation and amortization, interest expense, taxes and restructuring and impairment charges. EBITDA As Defined should not be considered in isolation or as a substitute for net income, certain cash flows from operating activities and other income or cash flow statement data prepared in accordance with accounting principles generally accepted in the United States of America or as a measure of profitability or liquidity. EBITDA As Defined is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation.

     The Licensing Group - For the year ended December 31, 2001, the Licensing Group accounted for 7.2% of the Company's net sales. The Licensing Group owns various trademarks, including ARROW, and its related trade names, DOVER, KENT, COLLARMAN, ARROW "1851," KHAKI'S by ARROW and ARROW AMERICA'S SPORT. Because of the name recognition of its ARROW brand, which was established in 1851, the Company is able to license the trademark for various apparel products both domestically and internationally. For the fiscal year ended December 31, 2001, the Licensing Group realized licensing fee revenue of $13.6 million and EBITDA As Defined of $10.2 million.

    For additional information about the Company's product categories and reportable segments, see Note 17 - Segment Data of the Notes to the Consolidated Financial Statements.

Recent Events and Discontinued Operations
     See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations "Recent Events and Discontinued Operations".

Marketing, Sales & Distribution

    The Sock Group is a significant supplier to many leading department and national chain store retailers. In addition, the Sock Group is a supplier to specialty stores, mass merchants and off-price retailers. The Sock Group segment uses brand names by distribution channel to solidify the perceived value of such brands and to maintain their integrity. Consistent with industry practice, the Sock Group does not operate under long-term written supply agreements with its customers. The Sock Group's top ten customers accounted for 69.1% of its total net sales in the fiscal year ended December 31, 2001.

    In an effort to maximize the Sock Group's product exposure and increase sales, the Sock Group works closely with its major customers to assist them in managing their entire sock category and to promote the Sock Group's products to the consumer. In addition to frequent personal consultation with the employees of these customers, the Sock Group periodically meets with its customers' senior managers to jointly develop merchandise assortments and plan promotional events. The Sock Group provides merchandising assistance with store layouts, fixture designs, advertising and point of sale displays. In addition, the Sock Group provides customers with preprinted, customized advertising materials designed to increase sales. The Sock Group does not use national brand advertising because it has found the aforementioned advertising techniques to be more cost effective.

    As a supplement to the Sock Group's primary distribution channels, the Company operates nine outlet stores that sell the Sock Group's products directly to consumers; these operations are referred to as the U.S. Retail division. These stores generally sell irregular, discontinued and off-price goods. The stores are located in factory outlet malls and average approximately 1,300 square feet per store. For financial reporting purposes, the financial results of the U.S. Retail division are consolidated into the All Other segment. During the fiscal year ended December 31, 2001, no outlet stores were closed and four stores were opened.

    The Sock Group employs sales people who generally have several years of industry experience. Because the turnover of sock buyers at retail stores is high, many retailers rely on the experience of their key vendors to manage their business for them. The Sock Group has developed a well-respected expertise in managing such businesses for its key accounts. Most sales and sales management personnel are compensated with a combination of salary and discretionary bonus based on established goals and objectives.

Raw Materials

    The Sock Group relies on outside suppliers to meet its raw material needs. The Sock Group has developed key relationships with each of the largest yarn suppliers in the industry. Due to its size, management believes the Sock Group has developed solid supplier relationships and historically has been able to obtain competitive pricing.

    The Sock Group minimizes the effects of seasonal variations in its commodity yarn prices by securing annual contracts for yarn based on its anticipated needs for each year. Sock manufacturers in the industry typically negotiate yarn contracts in the third quarter of the year for the following year. Selling prices with retailers are then negotiated in January and February based on those yarn prices. Historically, this process has acted as a natural hedge against rising yarn prices. The Sock Group has no long-term purchase commitments for raw materials.

Manufacturing

    The Sock Group provides its products through owned domestic manufacturing facilities, imports and sub-contracts through domestic and international suppliers. Substantially all production is finished at Sock Group owned facilities..

    The Sock Group's owned facilities are located in North Carolina and Pennsylvania. The Sock Group has begun a process to move its finishing capacity offshore to facilities located near Mexico City The Pennsylvania facility has begun ceasing operations which are expected to be completed by the end of 2002.

    Socks are primarily made from cotton, nylon, acrylic or wool yarns. These yarns are knit on a circular knitting machine in a tube-like manner with additional courses placed in the construction to form a pocket for the wearer's heel and toe. The sock is seamed to close the toe end of the tube, dyed to the proper color and packaged for retail store presentation.

    The Sock Group's quality control program is designed to assure that its products meet predetermined quality standards. The Sock Group has devoted significant resources to support its quality assurance efforts. Each manufacturing facility is staffed with a quality control team that identifies and resolves quality issues on both manufactured and sourced product.

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

    The Sock Group holds, with the exception of Kenneth Cole, the exclusive sock licenses for the following trademarks:

TRADEMARK                   TERRITORY                EXPIRATION
---------                   ---------                ----------



Nautica                     U.S. and Canada          12/31/2001 (1)

Jockey                      U.S.                     12/31/2002

Ridgeview                   U.S.                     01/31/2003

Kenneth Cole                U.S.                     12/31/2003 (2)

Izod                        U.S.                     06/30/2004

Izod Club                   U.S.                     06/30/2004

(1) The original license expired December 31, 2001; however, the license has been extended until May 30, 2002, during contract negotiations. The Company has a good relationship with the licensor and is currently in negotiation for a renewal of the license for three to five years.
(2) The Kenneth Cole sock license is held by the Licensing Group, product sales under the Kenneth Cole license are consolidated into the Sock Group for financial reporting purposes only

    The Sock Group is not dependent on any one of these licensed product lines (for the year ended December 31, 2001, 15.5% of the Sock Group's net sales were derived from licensed products), and the loss of any individual license would not have a material adverse effect on the Sock Group's overall profitability.

    The Sock Group has licensed the GOLD TOE trademark to three licensees in Mexico, the Philippines and the United States for non-sock related apparel, which provide for minimum royalty payments to be paid to the Sock Group, which are consolidated into the Licensing Group for financial reporting purposes.

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

    The Licensing Group licenses the ARROW and related trademarks to 35 licensees for use in territories within and outside the United States. Through licensing alliances, the Licensing Group combines its consumer insight and design, marketing and imaging skills with the specific product or geographic competencies of its licensing partners to create and build new businesses. The Licensing Group's licensing partners, who are often leaders in their respective markets, generally contribute the majority of product development costs, provide the operational infrastructure required to support the business and own the inventory. The Licensing Group works in close collaboration with its licensing partners to ensure that products are developed, marketed and distributed to address the intended market opportunities and present the Licensed Group's products consistently. While product-licensing partners may employ their own designers, the Licensing Group oversees the design of all their products. The Licensing Group also works closely with licensing partners to coordinate marketing and distribution strategies. For the fiscal year ended December 31, 2001, the Licensing Group had licensing revenue of $13.6 million, which includes licensing revenue from the GOLD TOE trademark.

    Most of the ARROW license agreements provide for a minimum royalty payment and require the licensee to spend a percentage of net sales on advertising and marketing of products bearing the ARROW trademark. The licenses are for three- or five-year terms, which, in most cases, have provisions for renewal terms if the licensee has not breached the agreement and has met certain sales goals. The Licensing Group also has the right to supervise the quality of the licensed products.

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

Working Capital

     Working capital needs are affected primarily by inventory levels, outstanding receivables and trade payables. At December 31, 2001, the Company had available for its use with its syndicate of lenders, a revolving credit facility of $50.0 million and a Tranche C loan of $19.2 million. On April 12, 2002, the Senior Credit Facility was amended, reducing the Tranche C loan commitment from $19.2 million to $17.5 million, and extending the Tranche C loan due date from December 31, 2002 to May 18, 2004. Borrowings under the Tranche C loan are guaranteed by Vestar Capital Partners III, L.P. ("Vestar"). These credit facilities are used by the Company to cover fluctuations in working capital needs. At December 31, 2001, the Company had outstanding borrowings of $26.7 million under the revolver plus $17.5 million under the Tranche C loan. At December 31, 2001, the Company had no open trade letters of credit reserved against these facilities, and after consideration of $1.0 million of standby letters of credit, the Company had additional availability of $24.0 million (including $1.8 million of availability under the Tranche C loan). The Company had cash of $1.3 million at December 31, 2001.

       Inventory levels are affected by anticipated sales. It is the general practice of the Company to offer payment terms of net 30 days to the majority of its customers from the date of shipment.

Reliance on Certain Customers

The Sock Group

    The Sock Group's ten largest customers accounted for 69.1% of its net sales in 2001. The Sock Group has two customers, which each individually, accounted for greater than 10.0% of net sales. Although the Company has long-standing relationships with these customers, the Company has no long-term contracts with any of these customers. A substantial reduction in sales to these customers could have a material adverse effect on the financial condition and results of operations of the Company.

The Licensing Group

     The Licensing Group's revenues from its five largest licensees accounted for approximately 59.0% of its licensing fee revenue in 2001. The Licensing Group has one customer that accounted for more than 10.0% of its licensing fee revenue. Exposure regarding the revenue concentration is mitigated by license fee revenues being generated by various product categories and from different geographic locations throughout the world. Although the loss of any one licensee would impact the financial results of the Licensing Group, it would not likely have a material adverse effect on the financial condition and results of operations of the Company.

Employees

     As of December 31, 2001, the Company employed 1,382 persons on a full-time basis and 39 persons on a part-time basis. Of the total number of persons, 14 are in the Licensing Group and two are in Apparel On-Line LLC. Of the total employees, 1,132 were engaged in manufacturing and distribution operations, and the remainder was employed in executive, marketing, sales and purchasing activities, and in the operation of the Company's retail outlet stores.

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

    The sock industry is cyclical. Purchases of apparel tend to decline during recessionary or other periods of uncertainties regarding future economic prospects, which could affect consumer-spending habits and have an adverse effect on the Company's results of operations. Weak sales and resulting markdown requests from customers could also have a material adverse effect on the Company's business, results of operations and financial condition.

    The Sock Group's primary sock competitors are: Sara Lee (`Hanes' and `Champion' brands); Renfro (`Fruit-of-the-Loom' brand); Royce Hosiery Mills, Inc. (`Dockers', `9West' and `Levi' brands); Kayser-Roth (`Burlington' and `Hue' brands); American Essentials (`Calvin Klein' and `American Essentials' brands); Mountain High (`Tommy Hilfiger' brand) and Hot Sox (`Polo,' `Hot Sox,' `Chaps' and `Ralph Lauren' brands). The Company believes, however, that it manufactures a more extensive line of socks for men, women and children and in a broader price range than any of its competitors allowing the capture of additional market share.

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

Environmental Matters

    The Company is subject to various federal, state and local environmental laws and regulations concerning, among other things, wastewater discharges, stormwater flows, air emissions, ozone depletion and solid waste disposal.

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

Item 2.   Properties

Facilities

     The Company's principal executive offices are located at 48 West 38th Street, New York, NY 10018. The following table summarizes certain information concerning certain of the Company's facilities:

                                                    APPROX.
 LOCATION                 USE                    SQUARE FEET       OWNED/LEASED
 --------                 ---                    -----------       ------------

Sock Group:
  Bally, PA...........Manufacturing(1)               156,000           Owned
  Newton, NC.... .....Manufacturing                   81,600           Owned
  Burlington, NC......Manufacturing                  251,400           Owned
  Mebane, NC..........Distribution                   285,000           Leased
  New York, NY........Showrooms                       11,000           Leased
  Whitsett, NC........Office Space                     9,600           Leased

Licensing Group:
 New York, NY.........Showroom/Administrative         10,000           Leased

Discontinued Operations:
  Enterprise, AL......Manufacturing(1)                50,000           Owned
  Kitchener, Ontario..Manufacturing(1)               145,000           Owned
  Kitchener, Ontario..Distribution(2)                125,000           Leased
  Austell, GA.........Manufacturing/Distribution(1)  593,000           Owned
  Toronto, Ontario....Showroom(2)                      8,100           Leased
  Smyrna, GA..........Administrative(2)               28,486           Leased


(1)      Property held for sale as of December 31, 2001.
(2)      Property held for sub-leasing as of December 31, 2001.


    In addition, the Company operates nine outlet stores on leased premises. The Company believes that its existing facilities are adequately insured, well maintained and in good operating condition and are otherwise adequate for its current and foreseeable level of operations for the next few years.

Item 3.   Legal Proceedings

    From time to time, the Company is involved in various legal proceedings arising from the ordinary course of its business operations. The Company believes that its potential liability with respect to proceedings currently pending is not material in the aggregate to the Company's consolidated financial position or results of operations.

    In 1999, the Company recognized bankruptcy credits of $573,000. For 2000 and 2001, the Company did not incur any costs or recognize any bankruptcy credits.



Item 4.   Submission of Matters to a Vote of Security Holders

      During the fourth quarter of 2001, no matter was submitted to a vote of security holders of the Company by means of the solicitation of proxies or otherwise.



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

Item 6.   Selected Financial Data

    The following table sets forth summary historical financial data of the Company for each of the five years in the period ended December 31, 2001. The following statement of operations data set forth below with respect to the years ended December 31, 1999, 2000 and 2001, and the balance sheet data as of December 31, 2000 and 2001, are derived from, and are referenced to, the audited consolidated financial statements of the Company included elsewhere in this annual report on Form 10-K. The statement of operations data set forth below with respect to the years ended December 31, 1997 and 1998, and the balance sheet data as of December 31, 1997, 1998 and 1999, are derived from financial statements not included in this Annual Report on Form 10-K.


                                                                            1997        1998        1999        2000        2001
                                                                            ----        ----        ----        ----        ----

                                                                                             (DOLLARS IN MILLIONS)
Statement of Operations Data: (1)
Net sales .....................................................          $  157.1    $  169.3    $  173.2    $  178.8    $  189.1
Operating income ..............................................              27.0        27.1        34.2        29.1        22.2

Balance Sheet Data: (1)
Total assets ..................................................             187.0       193.5       197.2       151.4       133.3
Total long-term debt, net of current portion (2) ..............                --       235.5       257.0       227.9       226.0
Debt subject to compromise(2)..................................             145.6         --          --          --          --
Redeemable preferred stock (3).................................                --        51.3        58.3        66.2        75.1
Preferred stock (3)............................................              20.0         --          --          --          --





(1) Statement of Operations Data and Balance Sheet Data have been restated to reflect the Company's continuing operations including the Sock Group, the Licensing Group and all other (Latin America, Apparel On-Line LLC, Cluett American Receivables LLC, U.S. Retail division and unallocated corporate overhead charges) and excludes the Company's discontinued Shirt Group operation. See Item 1. -Business, "Recent Events and Discontinued Operations" and Note 3. -Discontinued Operations of the Notes to the Consolidated Financial Statements.

(2) The Company filed voluntary petitions for relief under the provisions of Chapter 11 of the Federal Bankruptcy Code on July 17, 1995. The Company's recapitalization and refinancing were consummated on May 18, 1998.

(3) In connection with the recapitalization and refinancing, the Company issued 500,000 shares of 12-1/2% senior exchangeable preferred stock due 2010 and received $48.1 million. Each preferred share has a liquidation value of $100. See Note 4 - Redeemable Preferred Stock of the Notes to the Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

    The Company was organized in 1982 and primarily designs, manufactures and markets socks in the United States, as well as licenses its proprietary trademarks and trade names domestically and internationally. Based on net sales, the Company believes it is one of the leading designers, manufacturers and marketers of men's socks in the United States and has a significant market presence in women's and children's socks. While the Company serves most channels of distribution, its primary focus is on department and national chain store retailers. The Company believes its core product offering, GOLD TOE socks, provides classic and contemporary styles at price points that represent exceptional value and appeal to a broad consumer base. The Company owns numerous trademarks, including ARROW and its related trade names such as DOVER, TOURNAMENT, LADY ARROW, FAIRFIELD BY ARROW and FRIDAY'S BY CLUETT, which it regards as valuable assets. Because of the high brand recognition, the Company is able to license the various trademarks to apparel manufacturers and distributors worldwide. The Company has 35 licensees in various countries, which market, manufacture and sell apparel and non-apparel products bearing the ARROW trademark in various channels of distribution.

Critical Accounting Policies

     Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management evaluates its estimates and judgments on an on-going basis. Actual results may differ from these estimates under different assumptions or conditions. The Company believes that the following discussion addresses the Company's most critical accounting policies, which are those that are most important to the portrayal of the
Company's financial condition and results and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

     Discontinued Operations. The Company's financial statements are prepared using discontinued operations accounting for the discontinued shirt segment's manufacturing and distribution operations. Under discontinued operations accounting, the Company accrued estimates of its expected liabilities related to discontinued operations through their eventual discharge. There are primarily three remaining areas, (i) asset impairment related to the disposal of property held for sale, (ii) leases and (iii) medical costs for terminated employees, which continue to require significant judgment and estimates on the part of the Company's management.

     In assessing impairment of long-lived assets held for sale, the Company has estimated the net realizable value of such assets based on information from various external sources regarding possible selling prices for such assets. These estimates could change based on changes in market conditions, interest rates and other factors.

     The Company's accrual for lease liabilities could be materially affected by its ability to secure subleases and the creditworthiness of sublessees. These factors are significantly dependent on the general health of the economy and resultant demand for commercial property.

     In estimating future liabilities expected to be incurred for self-insured health costs for certain terminated employees, the Company considered information from outside consultants and past historical experience. Should a greater amount of claims occur compared to what was estimated, or costs of the medical profession increase beyond what was anticipated, reserves recorded may not be sufficient and additional costs to the consolidated financial statements could be required.

     While the Company believes its current estimates of discontinued operations liabilities are adequate; it is possible that future events could require the Company to make significant adjustments for revisions to these estimates.

     Restructuring and Impairment Charges. Our financial statements include restructuring and impairment charges related to the Sock Group's announced restructuring plans to optimize plant capacity and maximize supply chain opportunities. These charges are comprised primarily of special termination benefits (paid from the pension plan see Note 11 - Employee Benefit Plan) and impairment of fixed assets. The Company consulted with actuaries to estimate the special termination benefits that are determined based on salary and length of service. In assessing impairment of long-lived assets, the Company has estimated the net realizable value of such assets based on information from various external sources regarding possible selling prices for such assets. These estimates could change based on changes in market conditions, interest rates and other factors.

     Inventory Obsolescence. The Company identifies slow moving and obsolete inventory and estimates appropriate loss provisions equal to the difference between the cost of inventory and the estimated market value based upon aging of the inventory and assumptions about future demand and market conditions. Historically, these write-downs have not been significant, as the Company is generally able to sell such inventory in alternate channels of distribution for prices above costs. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

     Allowance for Doubtful Accounts. The Company maintains allowances for doubtful accounts for estimated customer allowance deductions related to retail sales conditions and estimated losses resulting from the inability of its customers to make required payments. The losses are estimated using historical experience, relative aging of accounts receivable and current market information regarding specific customers' inability to meet its financial obligations (e.g., bankruptcy filing). If the amount of allowances deducted from customers' payments exceeds our estimates, or the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     Income Taxes. Based on the Company's history of earnings and the limitation on the use of its federal net operating loss carryforwards, the Company records a valuation allowance to reduce its entire balance of net domestic deferred tax assets (see Note 10 - Income Taxes). While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future, an adjustment to the deferred tax assets would increase income in the period such determination was made.

     The above listing is not intended to be a comprehensive list of all our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. See the audited consolidated financial statements and notes thereto which contain accounting policies and other disclosures required by generally accepted accounting principles.

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

     Pursuant to the Purchase and Sale Agreement, (i) all of the outstanding shares of capital stock of C.A.T. Industrial S.A. de C.V., ("C.A.T") a corporation organized under the laws of Honduras, were sold to PVH by CP, AFS, CDG, CDC and Holding,(ii) PVH purchased all of CP's and AFS's right, title and interest in and to certain of the other assets (principally inventory) of CP and AFS used primarily by CP and AFS in their ARROW label and private label men's and boys' dress and sport shirt businesses and their Arrow factory outlet operations in the United States and (iii) PVH purchased all of CP Canada's right, title and interest in and to ARROW label dress and sport shirt inventory used in CP Canada's United States "Career Apparel" business. Pursuant to the Share Purchase Agreement, all of the outstanding shares of capital stock of CDG were sold by CP and BTC to PVH.

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

      The Company has reflected the trade assets, trade liabilities and credit facility paid off, and operations of the shirt segment as discontinued in the accompanying consolidated financial statements. The net assets of the shirt segment are classified as net assets of discontinued operations in the accompanying balance sheet. As of December 31, 2001, the Company's disposition of the shirt segment is complete, except for real estate held for sale and sublease. These remaining net assets consist primarily of manufacturing and distribution facilities located in Austell, Georgia, and Kitchener, Ontario, that are carried at fair value (less costs to sell).


    Losses from operations of the discontinued segment for 1999 and 2000 (through the commitment date of June 13, 2000) were $24.9 million and $9.9 million, respectively. The Company incurred a loss on the disposition of $26.7 million ($11.2 million in 2000 and $15.5 million in 2001). The $26.7 million loss on the disposition of discontinued segment consists of a $12.1 million loss on disposition and $14.6 million for operating losses during the remainder of the phase-out period. Of the $15.5 million loss on the disposition incurred in 2001, approximately $10.7 million was non-cash charges related to long-lived assets sold, abandoned and held for sale, and foreign translation losses recognized.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

         The following table sets forth, for the periods indicated, statement of operations data in dollars and as a percentage of net sales. This data has been restated to reflect the Company's continuing operations including the Sock Group, the Licensing Group and all other (Latin America, Apparel On-Line LLC, Cluett American Receivables LLC, U.S. Retail division and unallocated corporate overhead charges) and excludes the Company's discontinued Shirt Group operation.

                                                                       2000                                 2001
                                                                       ----                                 ----
                                                                                     (DOLLARS IN
                                                                                      MILLIONS)

               Net sales                                         $178.8     100.0%                    $189.1      100.0%
               Cost of sales                                      113.4      63.4                      125.4       66.3
                                                                  -----      ----                      -----       ----
               Gross profit                                        65.4      36.6                       63.7       33.7
               Selling, general and administrative expense         35.9      20.1                       35.7       18.9
               Restructuring and impairment charges                 0.4       0.2                        5.8        3.1
                                                                    ---       ---                        ---        ---
               Operating income                                    29.1      16.3                       22.2       11.7
               Interest expense, net                               27.7      15.5                       23.2       12.3
               Other expense, net                                   0.1       0.1                         --         --
               Income taxes                                         1.1       0.6                        0.9        0.5
                                                                    ---       ---                        ---        ---
               Income(loss) from continuing operations            $ 0.2       0.1%                    $( 1.9)     (1.1)%
                                                                  =====       ===                     == ===      ====



         Net Sales. Net sales in 2001 increased $10.3 million to $189.1 million compared to $178.8 million in 2000. Growth of $4.7 million in the Sock Group, $3.7 million in the Licensing Group and $1.9 million in the U.S. Retail division drove the increase.

         Revenue in the Sock Group increased $4.7 million to $172.3 million in 2001 from $167.6 million in 2000. Sales increases were volume driven, related to the Sock Group's new entry into the Sports Specialty market partially offset by declines in the department store channel of distribution. The decreases in the department store channel were due to the overall slowdown in the U.S. economy and customer inventory reduction strategies. It is uncertain at this time when the slowdown in the economy and the adverse affect on the Company's orders will end. Overall sales to the top 10 customers for 2001 (all of which are major retailers) accounted for 69.1% of net sales as compared with 79.0% in 2000. Although the Company's strategy is to diversify the net sales base, the Company believes that its dependence on sales to its largest customers will continue. Recently, several major retailers have experienced significant financial difficulties and some, including Kmart, have filed for protection from creditors under applicable bankruptcy laws. At December 31, 2001, the net exposure related to Kmart as well as other customer balances for which management believes collection is doubtful was included in the calculation of allowance for doubtful accounts. The bankruptcy filing of Kmart may also negatively impact sales in 2002. The Company's bad debt expense for 2001 was approximately $450,000.

         Licensing Group revenue increased $3.7 million to $13.6 million in 2001 from $9.9 million in 2000. The growth was due to an additional $2.6 million from a full year of PVH license fees and the new Canadian trademark license agreement. Overall license fees to the top five licensees for 2001 accounted for approximately 59.0% of revenues as compared with 56.0% in 2000. The company believes that its revenue concentration to its largest licensees will continue, however it is mitigated by fees being generated by various product categories from different geographic locations throughout the world.

         The U.S. Retail division revenue increased $1.9 million to $2.9 million in 2001 from $1.0 million in 2000 due primarily to the opening of four new locations during 2001.

         Gross Profit. Gross profit in 2001 decreased $1.7 million to $63.7 million compared to $65.4 million in 2000. The Company's gross profit margin decreased to 33.7% in 2001 compared to 36.6% in 2000. Increases in the Licensing Group's revenue of $3.7 million, which no related cost of sales was incurred, and an increase of $857,000 of gross profit at the U.S. Retail Division were offset by the Sock Group's decline in gross profit.

         The Sock Group's gross profit decrease of $6.3 million to $48.6 million in 2001 compared to $54.9 million in 2000 was due to several factors. While sales declines in the higher margin department store channel were offset by increases in sales from the Sock Group's entry into the Sport Specialty market; this introduced lower margin private label white athletic products to the mix. The department stores sales shortfall resulted in excess inventories and an unusually high level of closeout goods that were liquidated in an over-saturated off-price channel. Additionally, the recessionary economic conditions caused continued pricing pressures from the retailers in terms of sales markdowns and allowances.

         Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses for 2001 decreased $200,000 to $35.7 million in 2001 compared with $35.9 million in 2000. Increases in the Sock Group ($900,000), Licensing Group ($500,000) and U.S. Retail division ($850,000) were offset by $1.0 million of rental income and a $1.6 million reduction in professional fees. The increase in the Sock Group was due to additional distribution expenses of $500,000 related to volume and additional general and administrative bad debt expenses of $450,000 due to the financial deterioration of one of the Sock Group's significant customers (see Critical Accounting Policies - Allowance for Doubtful Accounts). The increase in the Licensing Group is primarily related to legal fees incurred in the protection of the trademarks. The rental income was received from the lease of a warehouse and distribution center formerly used in discontinued operations. The rental income is being classified in continuing operations to offset interest expense, which is being incurred on associated debt expected to be repaid upon the sale of the assets.

         Restructuring and Impairment charges. Restructuring and impairment charges increased $5.4 million to $5.8 million in 2001 compared to $442,000 in 2000. In 2001, the Company's Sock Group approved a restructuring plan to cease operations at an owned facility located in Bally, Pennsylvania (see Critical Accounting Policies - Restructuring and Impairment Charges and Note 5 - Restructuring and Impairment Charges). The Sock Group recorded impairment charges of $2.5 million for the write-down of property, plant and equipment, $3.0 million in special termination benefits for 229 employees, which will be paid directly from the pension plan (see Note 11- Employee Benefit Plan) and other costs of approximately $300,00 directly associated with the restructuring. There were no cash expenditures related to the Sock Group's restructuring plan in 2001, and the Company anticipates cash restructuring expenses of $591,100 to be paid in 2002. In 2000, the Company's Sock Group completed the closing of the Pottstown, Pennsylvania facility in which it paid additional facility closing costs of $210,000; and special termination costs of approximately $232,000 relating to 73 employees were paid from the pension plan (see Note 11 - Employee Benefit Plan).

         Operating Income. Operating income decreased $6.9 million to $22.2 million in 2001 from $29.1 million in 2000 primarily due to $5.4 million non-cash increase in the restructuring and impairment charges, and, the factors discussed above.

         Interest Expense, net. Interest expense decreased $4.5 million to $23.2 million in 2001, as compared to $27.7 million in 2000, due to lower debt levels (see Note 3 - Discontinued Operations) and prevailing interest rates during the 2001 period.

         Other Expense, net.  Other expense decreased $100,000 in 2001.

          Income Taxes. The provision for income taxes remained relatively flat for the year-to-year comparison. Income taxes are recorded net of a valuation allowance (see Critical Accounting Policies - Income Taxes and Note 10 - Income Taxes) to provide for operating loss carryforwards based on estimated future earnings and for temporary differences based on expected timing of reversals. Consequently, income tax expense represents primarily certain state and local taxes and foreign taxes (including foreign withholding taxes).

         Income (loss) from Continuing Operations. Income from continuing operations decreased $2.1 million to a loss of $1.9 million in 2001 compared to income from continuing operations of $200,000 in 2000. The decrease was primarily due to the $5.4 million non-cash increase in restructuring and impairment charges partially offset by the $4.5 million decrease in interest expense, and, the factors discussed above.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

         The following table sets forth, for the periods indicated, statement of operations data in dollars and as a percentage of net sales. This data has been restated to reflect the Company's continuing operations including the Sock Group, the Licensing Group and all other (Latin America, Apparel On-Line LLC, Cluett American Receivables LLC, U.S. Retail division and unallocated corporate overhead charges) and excludes the Company's discontinued Shirt Group operation.

                                                                      1999                                   2000
                                                                      ----                                   ----
                                                                                    (DOLLARS
                                                                                        IN
                                                                                     MILLIONS)

               Net sales                                       $173.2     100.0%                    $178.8        100.0%
               Cost of sales                                    107.5      62.1                      113.4         63.4
                                                                -----      ----                      -----         ----
               Gross profit                                      65.7      37.9                       65.4         36.6
               Selling, general and administrative expense       31.4      18.1                       35.9         20.1
               Restructuring and impairment charges               0.1       0.1                        0.4          0.2
                                                                  ---       ---                        ---          ---
               Operating income                                  34.2      19.7                       29.1         16.3
               Interest expense, net                             25.7      14.8                       27.7         15.5
               Other expense, net                                 0.2       0.1                        0.1          0.1
               Bankruptcy reorganization credits                 (0.6)     (0.3)                        --           --
               Income taxes                                       1.1       0.6                        1.1          0.6
                                                                  ---       ---                        ---          ---
               Income from continuing operations                $ 7.8       4.5%                     $ 0.2          0.1%
                                                                =====       ===                      =====          ===



         Net Sales. Net sales in 2000 increased $5.6 million to $178.8 million compared to $173.2 million in 1999. Revenue in the Licensing Group increased $2.9 million to $9.9 million in 2000 from $7.0 million in 1999. This increase resulted primarily from the $2.5 million PVH license revenue increase. Overall license fees to the top five licensees for 2000 accounted for approximately 56.0% of revenues as compared with 47.0% in 1999. The company believes that its revenue concentration to its largest licensees will continue, however it is mitigated by fees being generated by various product categories from different geographic locations throughout the world. Net sales in the Sock Group increased $1.5 million to $167.6 million in 2000 from $166.1 million in 1999 due to internal growth of units sold. Overall sales to the top 10 customers for 2000 (all of which are major retailers) accounted for approximately 79.0% of net sales as compared with 78.0% in 1999. The company believes that its dependence on sales to its largest customers will continue.

         Gross Profit. Gross profit in 2000 decreased $300,000 to $65.4 million compared to $65.7 million in 1999. The Company's gross profit margin decreased to 36.6% in 2000 compared to 37.9% in 1999. The increase in the Licensing Group's net revenue of $2.9 million, as a result of the PVH license for which no related cost of sales was incurred, is offset by the Sock Group's gross profit decrease of $3.8 million to $54.9 million in 2000 compared to $58.7 million in 1999. In 2000, the Sock Group experienced less favorable manufacturing variances, specifically, absorption related to plant capacity utilization ($2.2 million) and unfavorable prices, compared to internal production costs, on finished product purchased from contract suppliers ($1.3 million).

         Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses for 2000 increased $4.5 million to $35.9 million in 2000 compared with $31.4 million in 1999. The Sock Group's SG&A expenses increased $2.9 million to $30.7 million in 2000 from $27.8 million in 1999. The increase is due to selling expenses of $1.2 million related to additional headcount expenses for expanded product lines and an increase in promotion and publicity costs of $1.6 million. The increase in promotion and publicity costs was primarily attributable to the new Gold Toe packaging initiative, launched in 2000. The Licensing Group SG&A expenses increased $700,000 due to selling expenses ($400,000) and marketing expenses ($400,000) offset by a decrease in general and administrative expenses of $100,000. The Retail Stores increased $500,000.

         Restructuring and Impairment charges. Restructuring and impairment charges in 2000 increased $300,000 to $400,000 compared to $100,000 in 1999. In 1999, the Company's Sock Group approved a restructuring plan to cease distribution operations at an owned facility located in Bally, Pennsylvania, which was completed in 1999, and to close a leased dye-house facility in Pottstown, Pennsylvania in 2000. In 2000, the Company's Sock Group completed the closing of the Pottstown, Pennsylvania facility in which it paid additional facility closing costs of $210,000; and special termination costs of approximately $232,000 relating to 73 employees were paid from the pension plan (see Note 11 - Employee Benefit Plan). In 1999, the Company's Sock Group accrued severance of $276,000 and $90,000 of facility closing costs, which was offset by the reversal of $271,000 related to facility closing costs previously accrued.

     Operating Income. Operating income decreased $5.1 million to $29.1 million in 2000 from $34.2 million in 1999, due to the factors discussed above.

         Interest Expense, net. Interest expense increased $2.0 million to $27.7 million in 2000, as compared to $25.7 million in 1999, due primarily to prevailing interest rates during the 2000 period.

         Other Expense, net.  Other expense decreased $100,000 in 2000.

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

Cash Flows

     Cash and cash equivalents remained flat in a year over year comparison of $1.3 million in 2001 and $1.3 million in 2000. For the year ended December 31, 2001 the Company had EBITDA As Defined from continuing operations of $34.3 million, of which $2.8 million was non-cash pension ($2.6 million) and miscellaneous income; $20.9 million was paid for cash interest expense (net of interest income from overnight investments) and financing fees; $4.3 million was invested in capital expenditures; $3.0 million was used to fund working capital, including accounts receivable, prepaid expenses, inventory and accounts payable; $2.1 million was used to pay discontinued operations expenditures; $1.0 million was paid for cash taxes and net debt repayment was $.2 million.

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

Liquidity and Capital Resources

     The Company's liquidity needs arise primarily from debt service and the funding of working capital and capital expenditures. As of December 31, 2001, the Company had outstanding $234.0 million of debt consisting of $125.0 million in senior subordinated notes (including the Parity Notes), a Senior Credit Facility consisting of a $21.5 million term A loan, a $43.3 million term B loan, $17.5 million Tranche C loan and $26.7 million in revolving credit facilities borrowings. During 2001, the Company had net borrowings in revolving credit facilities of $5.5 million and principal payments on long-term debt of $5.7 million.

     Net availability under the revolver at December 31, 2001, was $24.0 million (including $1.8 million of availability under the Tranche C loan) in addition to cash and cash equivalents of $1.3 million.

     As of December 31, 2001, the Company had the following contractual obligations and commercial commitments for continuing operations (in thousands):


                                                       Less Than       1 to 3        4 to 5
Contractual Obligations                 Total          1 Year          Years         Years        Over 5 Years
-----------------------                 -----          ------          -----         -----        ------------


Long-Term Debt                        $234,030         $  8,036       $100,994       $125,000          --
Operating Leases                        10,762            1,664          4,686          3,066        1,346
Licensing Obligations                    3,708            1,521          2,187             --           --
                                         -----            -----          -----          -----        -----
Total Contractual
Cash Obligations                      $248,500          $11,221       $107,867       $128,066       $1,346
                                      ========          =======       ========       ========       ======


Commercial Commitments
----------------------
Standby Letters of Credit             $  1,054          $ 1,054       $     --        $    --       $  --


Debt Service

     Principal and interest payments under the Company's debt agreements represent significant liquidity requirements for the Company. Aggregate principal payments on the Company's indebtedness are $8.0 million, $9.6 million, $70.3 million and $21.1 million, for each of the years 2002 through 2005, respectively, with $125.0 million thereafter through 2008.

     The Company's senior subordinated notes mature in 2008 and require semi-annual interest payments at an annual rate of 10 1/8%. The term A and B loans mature in 2004 and 2005, respectively, and require quarterly principal payments and quarterly interest payments at floating rates based upon the interest rate option elected by the Company. The revolving credit facilities expire at May 2004, and require quarterly interest payments at floating rates based upon the interest rate option elected by the Company. Borrowings under Tranche C Loan mature on May 18, 2004, and are guaranteed by Vestar. Cash paid for interest in 2001 was $20.9 million. Interest expense for 2002 is expected to be $22.2 million, including $1.9 million of non-cash amortization of deferred debt issuance costs.

Covenant Restrictions

     The Senior Credit Facility contains a number of covenants that, among other things, restrict the ability of the Company and its subsidiaries, other than pursuant to specified exceptions, to dispose of assets, incur additional indebtedness, incur guarantee obligations, repay other indebtedness, pay dividends, create liens on assets, enter into leases, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, make capital expenditures, enter into sale and leaseback transactions, change the nature of their business or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities. In addition, under the Senior Credit Facility the Company is required to comply with specified financial ratios and tests, including minimum fixed charge coverage and interest coverage ratios and maximum leverage ratios, including a senior leverage ratio and a total leverage ratio and a minimum EBITDA test, each of which is tested as of the last day of each fiscal quarter of the Company and its subsidiaries. The amendments in May 1998, December 1998, March 1999, September 1999, March 2000, June 2000, March 2001 revised the original covenants. On April 12, 2002, the Company obtained waivers of certain financial covenants under the facility as of December 31, 2001, and the facility was amended to adjust certain financial ratios and tests, increase the applicable interest rates on the facility, reduce the Tranche C loan commitment from $19.2 million to $17.5 million and extend the Tranche C loan due date to May 18, 2004.

     The Senior Credit Facility includes a cross-default provision which makes it a default under the Senior Credit Facility if, with respect to other indebtedness in excess of $2.0 million of Holdings and the Company and its subsidiaries, any such party defaults in any payment with respect to such indebtedness or defaults in a manner that permits such indebtedness to be accelerated or such indebtedness is in fact accelerated.

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


Capital Expenditures

     Capital expenditures during 2001 were $4.3 million and related primarily to general improvements to the Company's manufacturing facilities. Total capital spending for 2002 is expected to be in the $5.0 million range and relates primarily to general improvements to the Company's distribution facility and investments in software.

Financing Sources and Cash Flows

     At December 31, 2001, the Company had $1.3 million in cash and additional availability of $24.0 million (including $1.8 million of availability under the Tranche C loan) under the revolving credit facilities included in the Senior Credit facility, after consideration of $1.1 million of standby letters of credit.

    The Company has a substantial amount of indebtedness. The Company relies on internally generated funds and, to the extent necessary, on borrowings under the revolving credit facilities to meet its liquidity needs. The Company's ability to incur additional indebtedness is limited under its existing borrowing arrangements.

    The Company believes that cash on hand, together with cash flow anticipated to be generated from operations, short-term borrowings for seasonal working capital, and permitted borrowings will be sufficient to enable the Company to satisfy anticipated cash requirements for operating, investing and financing activities, including debt service, for the next twelve months.

     On January 7, 2002, the Company entered into a joint venture agreement with Administradora Gaco, S.A. de C.V. and Inversiones Gaco, S.A. de C.V. investing $2.6 million for a 50% share of outstanding capital stock. The joint venture operation is a leading manufacturer and distributor of men's, women's and children's socks in Mexico with the largest Mexican brand, CANNON. By moving labor-intensive finishing operations to a lower cost environment, management believes it will recognize significant annual cost savings.

Income Taxes

     See Note 10 -  Income  Taxes of the  Notes  to the  Consolidated  Financial
Statements included on pages F-7 through F-28 of the Consolidated Financial Statements.

New Accounting Pronouncements

     See Note 2 - Significant Accounting Policies, "Recently Adopted Accounting Standards" and "Recently Issued Accounting Standards Not Yet Adopted" of the Notes to the Consolidated Financial Statements included on pages F-7 through F-28 of the Consolidated Financial Statements.

Inflation

     General CPI increased 1.6% during fiscal 2001 and apparel CPI, which is indicative of our inventory, decreased 3.2%. We make no assurances that continued inflation or deflation will not have a material adverse effect on our sales and gross profit dollars.

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


Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market Risk Factors

     The Company has market risk exposure from changes in interest rates and foreign currency exchange rates. The Company operates under a senior credit facility at variable interest rates. Interest expense is primarily affected by the general level of U.S. interest rates, LIBOR and European base rates. Currently, the Company does not engage in any derivative type instruments in order to hedge against interest rates and foreign currency exchange rate fluctuations. However, the Company feels it is limited in its exposure to foreign currency exchange rate changes as inventory purchase contracts are denominated in U.S. Dollars.

Floating Interest Rate Risk
     In order to assess the impact of changes in interest rates on future earnings and cash flow, the Company assumed a 1.0% (100 basis points) unfavorable shift in the underlying interest rate would result in additional interest expense of $1.1 million.

Fixed Interest Rate Risk
     The fair value of long-term fixed interest rate debt and fixed interest rate preferred stock is also subject to interest rate risk. Generally, the fair value of fixed interest rate debt and preferred stock will increase as interest rates fall and decrease as interest rates rise. A hypothetical 100 basis point increase in the prevailing interest rates at December 31, 2001, would result in a decrease in fair value of total long-term debt and preferred stock, by approximately $1.3 million.

Item 8. Consolidated Financial Statements and Supplementary Data


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



PAGE
---------
Report of Independent Auditors                                              F-2

Consolidated Financial Statements:

    Consolidated Balance Sheets as of December 31, 2000 and 2001            F-3

    Consolidated Statements of Operations for the years ended
    December 31, 1999, 2000 and 2001                                        F-4

    Consolidated Statements of Stockholder's Deficit for the years
    ended December 31, 1999, 2000 and 2001                                  F-5

    Consolidated Statements of Cash Flows for the years ended
    December 31, 1999, 2000 and 2001                                        F-6

    Notes to Consolidated Financial Statements                              F-7

Financial Statement Schedule:

    Schedule II - Valuation and Qualifying Accounts for each of
    the three years in period ended December 31, 2001                        41



All other schedules are omitted because they are not applicable or the required information is provided in the Consolidated Financial Statements or related notes thereto.

                         REPORT OF INDEPENDENT AUDITORS'


Board of Directors
Cluett American Corp. and Subsidiaries
New York, New York

We have audited the accompanying consolidated balance sheets of Cluett American Corp. and subsidiaries (the "Company"), a wholly owned subsidiary of Cluett American Investment Corp., as of December 31, 2000and 2001, and the related consolidated statements of operations, stockholder's deficit, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cluett American Corp. and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP
Raleigh, North Carolina
April 12, 2002



                                               CLUETT AMERICAN CORP. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS

                                                                                                DECEMBER 31,
                                                                                           2000               2001

                                                                                           (DOLLARS IN  THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents                                                           $    1,268          $  1,299
  Accounts receivable, net                                                                33,442            29,084
   Inventories, net                                                                       30,434            34,248
   Prepaid expenses and other current assets                                               1,176             1,723
   Net assets of discontinued operations                                                  19,693             7,556
                                                                                          ------             -----
Total current assets                                                                      86,013            73,910

Property, plant and equipment, net                                                        26,930            22,898
Deferred financing costs                                                                   9,966             8,307
Pension assets                                                                            27,545            27,203
Other noncurrent assets                                                                      946               944
                                                                                             ---               ---
Total assets                                                                           $ 151,400          $133,262
                                                                                       =========          ========


LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
  Accounts payable and accrued expenses                                               $   14,012         $  14,011
  Accrued interest payable                                                                 5,362             6,031
  Restructuring reserve and obligations related to discontinued operations                 5,912             3,914
  Short-term debt and current portion of long-term debt                                    6,258             8,036
  Income taxes payable                                                                     1,941             1,582
                                                                                           -----             -----
Total current liabilities                                                                 33,485            33,574

Long-term debt                                                                           227,931           225,994
Other noncurrent liabilities                                                                  59                59
Redeemable preferred stock dividends payable                                                 718               809

Commitments and Contingencies

Senior Exchangeable Preferred Stock Due 2010, cumulative, $.01 par value:
authorized 4,950,000 shares, issued and outstanding 676,379 shares in 2000 and
763,569shares in 2001 (liquidation preference of $67,638 in 2000 and $76,357
in 2001)                                                                                  66,214            75,096
Stockholder's deficit:
  Common stock, $1 par value: authorized, issued and outstanding 1,000 shares                  1                 1
  Additional paid-in capital                                                             127,135           118,162
  Accumulated deficit                                                                   (303,039)         (320,433)
  Accumulated other comprehensive loss                                                    (1,104)               --
                                                                                          ------            ------
Total stockholder's deficit                                                             (177,007)         (202,270)
                                                                                        --------          --------
Total liabilities and stockholder's deficit                                          $   151,400        $  133,262
                                                                                     ===========        ==========


                             See accompanying notes.


                                               CLUETT AMERICAN CORP. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                 YEAR ENDED DECEMBER 31,
                                                                                         1999              2000              2001

                                                                                                   (DOLLARS IN THOUSANDS)

Net sales                                                                             $ 173,209          $ 178,771         $189,062
Cost of goods sold                                                                      107,445            113,375          125,349
                                                                                        -------            -------          -------
Gross profit                                                                             65,764             65,396           63,713

Selling, general and administrative expenses                                             31,489             35,855           35,715
Restructuring and impairment charges                                                         95                442            5,813
                                                                                             --                ---            -----
Operating income                                                                         34,180             29,099           22,185

Interest expense, net                                                                    25,700             27,721           23,202
Other expense, net                                                                          184                127               --
                                                                                            ---                ---              ---
Income (loss) from continuing operations before bankruptcy  reorganization
credits and income taxes                                                                  8,296              1,251           (1,017)

Bankruptcy reorganization credits                                                          (573)                --               --
                                                                                           ----               ----             ----
Income (loss) from continuing operations before income taxes                              8,869              1,251           (1,017)

Income taxes                                                                              1,051              1,094              882
                                                                                          -----              -----              ---
Income (loss) from continuing operations                                                  7,818                157           (1,899)

Discontinued operations:
      Loss from operations of discontinued segment                                      (24,931)            (9,937)              --
      Loss on disposition of business segment, including provision of $7.6
      million for phase-out period operating losses in 2001 and $7.0 in 2000.                --            (11,210)         (15,495)
                                                                                        -------            -------          -------
Net loss                                                                               $(17,113)          $(20,990)        $(17,394)
                                                                                       ========           ========         ========


                            See accompanying notes.


                                               CLUETT AMERICAN CORP. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIT
                                                       (DOLLARS IN THOUSANDS)



                                               COMMON STOCK            ADDITIONAL                           OTHER
                                                                        PAID-IN        ACCUMULATED       COMPREHENSIVE
                                                 SHARES      AMOUNT     CAPITAL          DEFICIT             LOSS           TOTAL

Balance at January 1, 1999                         1,000        $1       $116,920        $(264,936)        $(1,033)    $(149,048)

Net loss                                                                                   (17,113)                      (17,113)

Foreign currency translation adjustment                                                        752                           752
                                                                                                                             ---
Comprehensive loss                                                                                                       (16,361)
                                                                                                                         -------
Capital contribution from Parent                                           25,255                                         25,255

Accretion of dividend on senior exchangeable
   preferred stock                                                         (6,920)                                        (6,920)

Accretion of fees on senior exchangeable
   preferred stock                                                           (154)                                          (154)
                                                                             ----                                           ----
Balance at December 31, 1999                       1,000         1        135,101         (282,049)           (281)     (147,228)

Net loss                                                                                   (20,990)                      (20,990)

Foreign currency translation adjustment                                                                       (823)         (823)
                                                                                                              ----          ----
Comprehensive loss                                                                                                       (21,813)
                                                                                                                         -------

Accretion of dividend on senior exchangeable
  preferred stock                                                          (7,812)                                        (7,812)

Accretion of fees on senior exchangeable
  preferred stock                                                            (154)                                          (154)
                                                                             ----                                           ----
Balance at December 31, 2000                       1,000         1        127,135         (303,039)          (1,104)    (177,007)

Net loss                                                                                   (17,394)                      (17,394)

Foreign currency translation adjustment                                                                         (228)       (228)

Reclassification for translation adjustment
recognized  related to loss on discontinued                                                                    1,332       1,332
operations

Comprehensive loss                                                                                                       (16,290)
                                                                                                                         -------

Accretion of dividend on senior exchangeable
  preferred stock                                                          (8,818)                                        (8,818)

Accretion of fees on senior exchangeable
preferred stock                                                              (155)                                          (155)
                                                                             ----                                           ----
Balance at December 31, 2001                        1,000       $1       $118,162        $(320,433)          $  --     $(202,270)
                                                    =====       ==       ========        =========           =====     =========



                             See accompanying notes.


                                               CLUETT AMERICAN CORP. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                                     YEAR ENDED DECEMBER 31,

                                                                                                  1999          2000           2001

                                                                                                        (DOLLARS IN THOUSANDS)

OPERATING ACTIVITIES

Net loss .................................................................................     $(17,113)     $(20,990)     $(17,394)
Adjustments  to  reconcile  net loss to net cash  and cash  equivalents  used in operating activities:
  Impairments of property, plant and equipment ...........................................          (18)           54         2,505
  Write-down of assets related to discontinued operations ................................         --           2,168         9,282
  Depreciation ...........................................................................        5,998         6,331         6,287
  Deferred finance amortization ..........................................................        1,592         1,742         1,795
  (Gain)loss on sale of property, plant and equipment ....................................         (201)           74             8

Changes in operating assets and liabilities, excluding the
  effect of acquisition:
  Accounts receivable ....................................................................       (4,124)       (4,072)        1,391
  Inventories ............................................................................        1,454        (5,514)       (3,814)
  Prepaid expenses and other current assets ..............................................         (239)          819          (547)
  Pension and other noncurrent assets ....................................................       (2,030)        4,697           343
  Accounts payable and accrued expenses ..................................................         (246)       (1,202)          669
  Restructuring reserve and obligations related to discontinued operations ...............         (482)        5,491        (1,998)
  Income taxes payable ...................................................................          495           (28)         (359)
  Other liabilities ......................................................................         (233)          114          --
  Effect of changes in foreign currency ..................................................          745          (823)         (228)
                                                                                                    ---          ----          ----
Net cash and cash equivalents used in operating
  activities of continuing operations ....................................................      (14,402)      (11,139)       (2,060)

INVESTING ACTIVITIES
Purchase of property, plant and equipment ................................................       (6,839)       (3,827)       (4,294)
Proceeds on disposal of property, plant and equipment ....................................        1,263            34            38
                                                                                                  -----            --            --
Net cash and cash equivalents used in investing activities of continuing operations ......       (5,576)       (3,793)       (4,256)

FINANCING ACTIVITIES
Net borrowings (repayments) under line-of-credit agreement ...............................       24,100          (204)        5,500
Proceeds from issuance of long term debt .................................................         --          28,200
Principal payments on long term debt .....................................................       (3,600)      (56,357)       (5,658)
Financing costs paid .....................................................................         --            (866)         (137)
                                                                                                   ----          ----          ----
Net cash and cash equivalents (used in) provided by financing
  activities of continuing operations ....................................................       20,500       (29,227)         (295)
                                                                                                 ------       -------          ----

Cash provided by discontinued operations .................................................        3,952        38,379         6,642
                                                                                                  -----        ------         -----
Net change in cash and cash equivalents ..................................................        4,474        (5,780)           31
Cash and cash equivalents at beginning of year ...........................................        2,574         7,048         1,268
                                                                                                  -----         -----         -----
Cash and cash equivalents at end of year .................................................     $  7,048      $  1,268      $  1,299
                                                                                               ========      ========      ========

SUPPLEMENTAL DISCLOSURES

Cash paid during the year:
  Interest ...............................................................................     $ 23,341      $ 24,924      $ 20,889
  Income taxes ...........................................................................     $    648      $  1,196      $  1,034



                             See accompanying notes.

                     CLUETT AMERICAN CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Background

     Cluett American Corp. and its subsidiaries (the "Company") are a wholly owned subsidiary of Cluett American Investment Corp ("Holdings"). The Company was organized in 1982 and primarily designs, manufactures and markets socks in the United States, as well as licenses its proprietary trademarks and trade names domestically and internationally. Formerly, the Company designed, manufactured and marketed dress shirts and men's and women's sportswear in the United States and Canada (see Note 3 - Discontinued Operations).

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

     The Company and Holdings used the equity investments in conjunction with borrowings under a new $160.0 million senior credit facility, $112.0 million in proceeds from the Company's issuance of Senior Subordinated Notes due 2008 and $48.1 million in net proceeds from the issuance of Senior Exchangeable Preferred Stock due 2010, to complete its recapitalization (the "Recapitalization") under which all of Holdings' and the Company's existing pre-petition obligations and all borrowings under the Company's debtor-in-possession facility, were paid in full. In addition, the Company issued $13.0 million in Senior Subordinated Notes due 2008 (the "Parity Notes") to Holdings shareholders that were shareholders prior to the bankruptcy as part of the Recapitalization. These notes are identical in, and rank in parity with, the $112.0 million Senior Subordinated Notes due 2008. As of December 31, 2001, approximately $2.0 million of Parity Notes had been converted to Senior Subordinated Notes.

     During fiscal 2001, the Company substantially completed the disposition of the Shirt Group (see Note 3- Discontinued Operations). The remaining net assets of discontinued operations consist primarily of a distribution facility in Austell, Georgia that is held for sale. Fair value (less costs to sell) is approximately $7.0 million. The proceeds will be used to repay outstanding borrowings under the Company's Senior Credit Facility.

     On October 30, 2001, the Company announced restructuring plans for the Sock Group to optimize plant capacity and maximize supply chain opportunities. The Company will phase-out production from its Bally, Pennsylvania facility and relocate its knitting and finishing operations to other company-owned or contract facilities. Effective December 31, 2001, Bally's finishing operations, which represent approximately 10 percent of total company volume, were absorbed into available contract finishing capacity in Mexico. Effective September 28, 2002, Bally's knitting production, which represents approximately 20 percent of total company volume, will be moved to the company's Burlington, North Carolina facility. This plan will provide a reduced cost structure that is competitive within the global market. Management believes that total sales volume will not change as a result of these actions. In conjunction with this restructuring the Company recorded special termination benefits of $3.0 million for 229 employees, which will be paid from the pension plan, impairment of fixed assets of $2.5 million and direct personnel costs of approximately $300,000 related to exit the facility.

     In connection with this restructuring plan and on January 7, 2002, the Company entered into a joint venture agreement with Administradora Gaco, S.A. de C.V. and Inversiones Gaco, S.A. de C.V. investing $2.6 million for a 50% share of outstanding capital stock. The joint venture operation is a leading manufacturer and distributor of men's, women's and children's socks in Mexico with the largest Mexican brand, CANNON. By moving labor-intensive finishing operations to a lower cost environment, management believes it will recognize significant annual cost savings.

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

Property, Plant and Equipment

    Property, plant and equipment are stated at cost and are depreciated predominantly by the straight-line method over the estimated useful lives of the assets as follows:


         Buildings........................... 32-39 years
         Site improvements................... 15-39 years
         Machinery, equipment and other......  3-10 years
         Leasehold improvements..............  The lesser of the lease term or estimated useful life

     Idle property is recorded at the lower of cost or fair value less costs to sell.

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

                     CLUETT AMERICAN CORP. AND SUBSIDIARIES

2. Significant Accounting Policies (Continued)

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

Revenue Recognition

     The Company recognizes revenue when the apparel is shipped. At this point, persuasive evidence of a sale arrangement exists, delivery has occurred, the Company's price to the buyer is fixed and collectibility of the associated receivable is reasonably assured. Customer returns and allowances have been provided based on estimated returns. Fees from the licensing of trademarks and processes relating to the textile and apparel industry are recognized ratably over the period of time for fixed license fees and based on estimated sales for variable royalty fees. The Company recognized licensing fees of $7.0 million, $9.9 million and $13.6 million in 1999, 2000 and 2001, respectively, which are included in net sales in the accompanying consolidated statements of operations.

Interest Expense, net

     The Company includes interest income from overnight investment in net interest expense. The Company recorded interest income of $244,000, $128,000 and $151,000 in 1999, 2000 and 2001 respectively.

Recently Adopted Accounting Standards

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting For Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This statement, as amended and interpreted, establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet measured at fair value. The Company adopted SFAS No. 133 on January 1, 2001. As the Company has not entered into any derivative instruments or hedging activities, the adoption of SFAS No. 133 did not have an impact on the Company's results of operations or financial position.

     In June 2001, FASB issued SFAS No. 141, "Business Combinations" ("SFAS No. 141"), which establishes accounting and reporting standards for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS No. 141 eliminates the pooling-of-interest method of accounting and requires all acquisitions consummated subsequent to June 30, 2001, to be accounted for under the purchase method. The adoption of SFAS No. 141 did not have a material impact on the Company's results of operations and financial condition.

                     CLUETT AMERICAN CORP. AND SUBSIDIARIES

2. Significant Accounting Policies (Continued)

Recently Issued Accounting Standards Not Yet Adopted

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 eliminates amortization of goodwill and other intangible assets that are determined to have an indefinite useful life and instead requires an impairment only approach. At adoption, any goodwill impairment loss will be recognized as the cumulative effect of a change in accounting principal. Subsequently, any impairment losses will be recognized as a component of income from operations. SFAS No. 142 is required to be adopted on January 1, 2002. The adoption of SFAS No. 142 will not have a material impact on the Company's results of operations and financial condition.

     In August 2001, the FASB issued SFAS No. 143, "Accounting For Asset Retirement Obligation" ("SFAS No. 143"), which requires recording the fair value of a liability for an asset retirement obligation in the period in which it is incurred, and a corresponding increase in the carrying value of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, it is either settled for its recorded amount or a gain or loss upon settlement is recorded. SFAS No. 143 is effective for the Company's fiscal year ended December 31, 2003. The Company is currently assessing, but has not yet determined, the impact of SFAS No. 143 on its financial position and results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment for Disposal of Long-Lived Assets" ("SFAS No. 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and
Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). The Company is currently assessing, but has not yet determined, the impact of SFAS No. 144 on its financial position and results of operations.

3. Discontinued Operations

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

                     CLUETT AMERICAN CORP. AND SUBSIDIARIES

3. Discontinued Operations (Continued)

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

                     CLUETT AMERICAN CORP. AND SUBSIDIARIES

3. Discontinued Operations (Continued)

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

     The Company has reflected the trade assets, trade liabilities and credit facility paid off, and operations of the shirt segment as discontinued in the accompanying consolidated financial statements. The net assets of the shirt segment are classified as net assets of discontinued operations in the accompanying balance sheets. As of December 31, 2001, the Company's disposition of the shirt segment is complete, except for real estate held for sale and sublease. These remaining net assets consist primarily of manufacturing and distribution facilities located in Austell, Georgia, and Kitchener, Ontario, that are carried at fair value (less costs to sell).

      Losses from operations of the discontinued segment for 1999 and 2000 (through the commitment date of June 13, 2000) were $24.9 million and $9.9 million, respectively. The Company incurred a loss on the disposition of $26.7 million ($11.2 million in 2000 and $15.5 million in 2001). The $26.7 million loss on the disposition of discontinued segment consists of a $12.1 million loss on disposition and $14.6 million for operating losses during the remainder of the phase-out period. Of the $15.5 million loss on the disposition incurred in 2001, approximately $10.7 million was non-cash charges related to long-lived assets sold, abandoned and held for sale, and foreign translation losses recognized.

      Net sales related to discontinued operations for the years ended December 31, 1999, 2000 and 2001 were $176.9 million, $117.2 million and $2.2 million, respectively.

4. Redeemable Preferred Stock

     In connection with the Recapitalization, the Company issued 500,000 shares of 12 1/2% Senior Exchangeable Preferred Stock ("Preferred Stock") due 2010 and received net proceeds of $48.1 million. Each preferred share has a liquidation preference of $100. The holders of the Preferred Stock will be entitled to receive, as and if dividends are declared by the Board of Directors out of funds the Company has legally available, cumulative preferential dividends from the date of issuance of the Preferred Stock accruing at the rate per share of 12 1/2 % per annum. Dividends are payable semiannually in arrears on May 15 and November 15 of each year, commencing on November 15, 1998, to the holders of record as of the preceding May 1 and November 1. On or prior to May 15, 2003, the Company may, at its option, pay dividends in cash or in additionally fully paid and non-assessable shares of Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends. The carrying value of Senior Exchangeable Preferred Stock at December 31, 2000 and 2001 reflects accretion of approximately $398,000 and $553,000, respectively, in transaction fees. Through December 31, 2001, the Company declared and paid stock dividends aggregating 263,569 shares on its Preferred Stock. As of December 31, 2001, the Company had issued and outstanding 763,569 cumulative shares.

                     CLUETT AMERICAN CORP. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. Restructuring, Impairment Charges and Obilgations Related to Discontinued Operations

Continuing Operations
     In 1999, the Company's Sock Group approved a restructuring plan to cease distribution operations at an owned facility located in Bally, Pennsylvania, which was completed in 1999, and to close a leased dye-house facility in Pottstown, Pennsylvania in 2000. In 1999, the Company's Sock Group accrued severance costs of $276,000 and $90,000 of facility closing costs, which was offset by a reversal of $271,000 related to facility closing costs previously accrued.

      In 2000, the Company's Sock Group completed the closing of the Pottstown, Pennsylvania facility in which it paid additional special termination benefits of approximately $232,000 relating to 73 employees and additional facility closing costs of $210,000.

     On October 30, 2001, the Company announced restructuring plans for the Sock Group to optimize plant capacity and maximize supply chain opportunities. The Company will phase-out production from its Bally, Pennsylvania facility and relocate its knitting and finishing operations to other company-owned or contract facilities. Effective December 31, 2001, Bally's finishing operations, which represent approximately 10 percent of total company volume, were absorbed into available contract finishing capacity in Mexico. Effective September 28, 2002, Bally's knitting production, which represents approximately 20 percent of total company volume, will be moved to the company's Burlington, North Carolina facility. This plan will provide a reduced cost structure that is competitive within the global market. Total company sales volume will not change as a result of these actions. In conjunction with this restructuring the Company recorded special termination benefits of $3.0 million for 229 employees, which will be paid from the pension plan (see Note 11 - Employee Benefit Plan), impairment of fixed assets of $2.5 million and direct personnel costs of approximately $300,000 related to exiting the facility.


Restructuring and impairment charges are summarized as follows (in thousands):
                                                                              1999              2000              2001
                                                                              ----              ----              ----

                   Severance and benefits                                $      276             $ 232           $ 3,316
                   Facility closure costs                                        90               210             2,497
                   Other, including reversal of amounts previously
                   accrued                                                     (271)               --                --
                                                                               ----              ----              ----
                   Restructuring and impairment charges from
                   continuing operations                                  $      95             $ 442            $5,813
                                                                          =========             =====            ======



The restructuring reserveand obligations related to discontinued operations at December 31, 1999, 2000 and 2001, is summarized as follows (in thousands):

                                                     Severance and    Facility Closure        Other             Total
                                                        Benefits

                   Balance, January 1, 2000            $      276       $     145        $       --        $       421
                       Additions                            7,106           1,836             7,810             16,752
                       Payments                            (4,423)         (1,138)           (5,700)           (11,261)
                                                           ------          ------            ------            -------
                   Balance, December 31, 2000               2,959             843             2,110              5,912
                       Additions                            1,242           2,550               596              4,388
                       Payments                            (3,211)         (1,230)           (1,945)            (6,386)
                                                           ------          ------            ------             ------
                   Balance, December 31, 2001          $      990         $ 2,163          $    761          $   3,914
                                                       ==========         =======          ========          =========

                     CLUETT AMERICAN CORP. AND SUBSIDIARIES

5. Restructuring, Impairment Charges and Obilgations Related to Discontinued Operation(Continued)

     In 2001, the Company recorded severance and benefit cost of $1.2 million; facility closure cost of $2.6 million, related primarily to losses on property held for sublease; and other cost of approximately $600,000 directly associated with the restructuring.

Discontinued Operations

      During 1999, the Company approved a plan to close its owned manufacturing facility located in Enterprise, Alabama and consolidate certain administrative functions within the Company's corporate group. Special termination benefits of $1.7 million related to 280 employees of the Enterprise facility were provided through the company's pension plan (see Note 11 - Employee Benefit Plan). All terminations were completed by December 31, 1999. The Company also recorded an impairment charge of $383,000 to adjust the carrying value of the Enterprise facility to fair market value based upon the consideration to be received. The Company recorded $737,000 of other costs directly associated with the restructuring. These charges are included as a component of the loss from operations of discontinued segment in the consolidated statements of operations.

     As a result of the Transactions described in Note 3 - Discontinued Operations, the Company incurred charges comprised of $13.1 million in special termination costs for approximately 1,250 employees ($6.2 million was paid directly from the pension plan see Note 11 - Employee Benefit Plan) $1.5 million in facility closing costs, $7.8 million in other costs directly associated with the disposition.

6. Accounts Receivable

    Allowances provided for accounts receivable are as follows:
                                                  December 31,
                                          2000                    2001
                                             (DOLLARS IN THOUSANDS)

Doubtful accounts                      $   909                   $1,134
Customer allowances                      4,037                    3,733
                                         -----                    -----
                                       $ 4,946                   $4,867
                                       =======                   ======

7. Inventories, Net

    Inventories consist of the following:
                                                  December 31,
                                         2000                       2001
                                             (DOLLARS IN THOUSANDS)

Finished goods                         $25,055                    $27,600
Work in process                          2,092                      2,939
Raw material and supplies                3,871                      5,313
                                         -----                      -----
                                        31,018                     35,852
Less: allowance for obsolete
      and slow moving inventory           (584)                    (1,604)
                                          ----                     ------
                                      $ 30,434                    $34,248
                                      ========                    =======

                     CLUETT AMERICAN CORP. AND SUBSIDIARIES

8. Property, Plant and Equipment, Net

    Property, plant and equipment, net consist of the following:

                                                  December 31,
                                         2000                        2001
                                             (DOLLARS IN THOUSANDS)

Land                                  $    425                $       309
Buildings and site improvements         15,050                     11,005
Machinery, equipment and other          54,194                     53,348
Idle property                               --                        931
Construction in progress                    33                         32
                                            --                         --
                                        69,702                     65,625
Less accumulated depreciation          (42,772)                   (42,727)
                                       -------                    -------
                                      $ 26,930                  $  22,898
                                      ========                  =========



9. Long-Term Obligations and Financing Arrangements

     The classification of the Company's long-term obligations and financing arrangements is as follows:

                                                December 31,
                                         2000                  2001

                                           (DOLLARS IN THOUSANDS)
Short-term debt and current portion
of long-term debt:
Senior Credit Facility:
     Swing Line                      $     600           $       100
     Term Loan A                         5,209                 7,487
     Term Loan B                           449                   449
                                           ---                   ---
 Total short-term                        6,258                 8,036

Long-term debt:
  Senior Credit Facility:
     Revolving Credit Facility          20,646                26,645
     Term Loan A                        21,486                13,999
     Term Loan B                        43,350                42,901
     Tranche Loan C                     17,449                17,449
Senior subordinated notes
   (includes the Parity Notes)         125,000               125,000
                                       -------               -------
Total long-term                        227,931               225,994
                                       -------               -------
Total debt                            $234,189              $234,030
                                      ========              ========

                     CLUETT AMERICAN CORP. AND SUBSIDIARIES

9. Long-Term Obligations and Financing Arrangements (Continued)

Senior Credit Facility

    On May 18, 1998, the Company entered into a $160.0 million Senior Credit Facility (the "Senior Credit Facility") which is comprised of three different loans: a $50.0 million revolving credit facility (the "Revolver"), a $50.0 term loan ("Term A"), and a $60.0 million term loan ("Term B"). The Senior Credit Facility was amended on May 27, 1998, December 18, 1998, March 19, 1999, September 30, 1999, March 29, 2000, June 30, 2000, March 23, 2001 and April 12,
2002. In 1999, the Company obtained a revolving credit facility ("Additional Revolver") that is guaranteed by Vestar. On March 29, 2000, the Senior Credit Facility and the Investment and Deposit agreement were amended and the Additional Revolver was increased and incorporated into the Senior Credit Facility as Tranche C loan. On April 12, 2002 the Senior Credit Facility was amended, reducing the Tranche C loan commitment from $19.2 million to $17.5 million and extending the Tranche C loan due date from December 31, 2002 to May 18, 2004.

    As of December 31, 2001, $26.7 million was outstanding on the Revolver and the Company had no open trade letters of credit outstanding for the purchase of finished goods inventory from foreign vendors. In addition, there were $1.1 million in standby letters of credit outstanding. Net availability under the Revolver was $24.0 million at December 31, 2001 (including $1.8 million of availablity under the Tranche C loan), in addition to cash and cash equivalents of $1.3 million.

     The Revolver and the Term A loan mature in 2004 and the Term B loan matures in 2005. Borrowings under the Tranche C loan mature on May 18, 2004, and are guaranteed by Vestar. As a result of the Purchases and Sale Agreement, during the year ended December 31, 2000, the Company permanently reduced the Term A loan, the Term B loan and the Tranche C loan by $6.8 million, $9.4 million and $8.7 million, respectively. Term Loan A requires quarterly principal payments of $1,627,760 through June 2002, $2,116,088 through June 2003, and four additional quarterly payments of $2,441,640 through maturity in 2004. Term Loan B requires quarterly principal payments of $112,306 through June 2004 and four quarterly payments of $10,556,722 beginning in September 30, 2004. No prepayments are permitted on the Tranche C loan at any time unless the Revolving loans, the Term A loan and the Term B loan have been paid in full, no letters of credit shall be outstanding and the Revolving Commitments have expired or been terminated.

     Interest for borrowings under the Revolver and Term A loan is based on either, at the Company's option, LIBOR plus 3.0% at December 31, 2000 and 2001, or the Alternative Base Rate plus 2.0% at December 31, 2000 and 2001. The Alternative Base Rate is the greater of the Bank of America prime rate or the Fed Funds rate plus 0.5%. Interest rates on the Revolver and Term Loan A ranged between 9.2% to 11.5%, and 4.6% to 11.5% at December 31, 2000 and 2001,
respectively. Term Loan B interest rate is based on either LIBOR plus 3.5% at December 31, 2000 and 2001 or, at the Company's option, the Alternative Base Rate plus 2.5% at December 31, 2000 and 2001. Interest rates on Term Loan B were 10.2% and 5.2% at December 31, 2000 and 2001, respectively. The Tranche C loan bears interest, at the Company's option, at either the Eurodollar rate plus 1.5% or the Prime rate plus 0.5%. Interest rates on the Tranche C borrowings ranged between 3.4% and 10.0% at December 31, 2001. At December 31, 2000 and 2001, the weighted average interest rate on short-term borrowings was 10.1% and 5.5%, respectively.

                                    CLUETT AMERICAN CORP. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. Long-Term Obligations and Financing Arrangements (Continued)

     The Company's payment obligations under the Senior Credit Facility and the Senior Subordinated Notes (the "Notes") are fully and unconditionally guaranteed on a joint and several basis by its current domestic subsidiaries, principally:
Cluett Peabody & Co., Inc., Gold Toe Brands, Inc., Apparel On-Line LLC, Great American Knitting Mills, Inc., Consumer Direct Corporation and U.S. Retail division (collectively the "Guarantor Subsidiaries"). Each of the Guarantor Subsidiaries is a direct or indirect wholly-owned subsidiary of the Company. The Company's payment obligations under the Notes are not guaranteed by the remaining subsidiaries: Bidermann Womenswear Corp. (formerly Ralph Lauren Womenswear Inc.), Cluett Peabody Canada, Inc., Arrow de Mexico S.A. de C.V., Arrow Inter-America & Co., Ltd. and Cluett American Receivables, LLC (collectively the "Non-Guarantor Subsidiaries"). The obligations of each Guarantor Subsidiary under its guarantee of the Notes are subordinated to such subsidiary's obligations under its guarantee of the Senior Credit Facility.

     The Company has no independent assets or operations, the guarantees are full and unconditional and joint and several, and any subsidiaries of the Company other than the subsidiary guarantors are minor.

     The Term A and Term B loans (and in the case of (i), the Revolver) are subject to mandatory prepayment (i) with the proceeds of certain asset sales,
(ii) on an annual basis with 75.0% of the Company's excess cash flow (as defined in the Senior Credit Facility), (iii) with the proceeds of certain equity offerings and (iv) with the proceeds from debt issuance.

     The Senior Credit Facility contains a number of covenants that, among other things, restrict the ability of the Company and its subsidiaries, other than pursuant to specified exceptions, to dispose of assets, incur additional indebtedness, incur guarantee obligations, repay other indebtedness, pay dividends, create liens on assets, enter into leases, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, make capital expenditures, enter into sale and leaseback transactions, change the nature of their business or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities. In addition, under the Senior Credit Facility the Company is required to comply with specified financial ratios and tests, including minimum fixed charge coverage and interest coverage ratios and maximum leverage ratios, including a senior leverage ratio and a total leverage ratio and a minimum EBITDA test, each of which is tested as of the last day of each fiscal quarter of the Company and its subsidiaries. The amendments in May 1998, December 1998, March 1999, September 1999, March 2000, June 2000, March 2001 revised the original covenants. On April 12, 2002, the Company obtained waivers of certain financial covenants under the facility as of December 31, 2001, and the facility was amended to adjust certain financial ratios and tests, increase the applicable interest rates on the facility, reduce the Tranche C loan commitment from $19.2 million to $17.5 million and extend the Tranche C loan due date to May 18, 2004.

     The Senior Credit Facility includes a cross-default provision which makes it a default under the Senior Credit Facility if, with respect to other indebtedness in excess of $2.0 million of Holdings and the Company and its subsidiaries, any such party defaults in any payment with respect to such indebtedness or defaults in a manner that permits such indebtedness to be accelerated or such indebtedness is in fact accelerated.

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

                     CLUETT AMERICAN CORP. AND SUBSIDIARIES

9. Long-Term Obligations and Financing Arrangements (Continued)

Senior Subordinated Notes

    In connection with the Recapitalization, the Company issued $112.0 million of 10 1/8% Senior Subordinated Notes due 2008 and $13.0 million in Parity Notes (collectively, the "Notes"). The Parity Notes, which are convertible to senior subordinated notes, have the same terms as the Senior Subordinated Notes with the exception that accumulated interest is paid to each Parity Note holder upon the conversion to Senior Subordinated Notes. As of December 31, 2001, $2.0 million of the initial $13.0 million Parity Notes have been converted to Senior Subordinated Notes. No mandatory redeemable dates exist for the Parity Notes to be converted to Senior Subordination Notes. Commencing November 15, 1998, interest is paid semiannually on May 15 and November 15 of each year. The Company is not required to make any mandatory redemption or sinking fund payment with respect to the Notes prior to maturity. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after May 15, 2003, at the redemption prices set forth in the agreement plus accrued and unpaid interest. The Notes are subordinate in priority to the Senior Credit
Facility, are senior in right of payment to the Preferred Stock and are guaranteed by the Company's domestic subsidiaries.

The aggregate maturities of long-term debt as of December 31, 2001 are as follows:

           2002                               $8,036
           2003                                9,564
           2004                               70,317
           2005                               21,113
           Thereafter                        125,000
                                             -------
                                            $234,030
                                            ========

                     CLUETT AMERICAN CORP. AND SUBSIDIARIES

10. Income Taxes

The provision for income taxes is summarized as follows:


                                                        YEAR ENDED DECEMBER 31,
                                                        1999     2000      2001
                                                        (DOLLARS IN THOUSANDS)

Current:
   Continuing Operations:
   Federal .......................................    $ --      $ --      $ --
   State and local ...............................       600       600       351
   Foreign (1) ...................................       451       494       531
   Benefit of net operating loss carryforward
                                                      ------    ------    ------
                                                      ------    ------    ------
                                                       1,051     1,094       882

    Discontinued Operations-Foreign ..............        92        69      --
                                                      ------    ------    ------
                                                      $1,143    $1,163    $  882
                                                      ======    ======    ======


(1) Includes approximately $451,000, $494,000, and $531,000 relating to foreign withholding taxes for 1999, 2000 and 2001, respectively.

    A reconciliation of the statutory federal income tax benefit to the Company's provision for income taxes is as follows:

                                                                                              YEAR ENDED DECEMBER 31,

                                                                                       1999               2000                2001
                                                                                              (DOLLARS IN THOUSANDS)

Computed at statutory rate .............................................            $(5,430)            $(6,741)            $(5,914)
Foreign subsidiaries loss (income) .....................................              2,659               3,660               1,123
State and local income taxes, net of federal
income tax benefit .....................................................                396                 396                 232
Deductions relating to foreign taxes ...................................                361                 395                 531
Changes in valuation allowance for deferred tax
assets .................................................................              2,953               3,114               4,873
Other, net .............................................................                112                 270                  37
                                                                                    -------             -------             -------
                                                                                      1,051               1,094                 882

Discontinued operations-foreign subsidiaries ...........................                 92                  69                --
                                                                                    -------             -------             -------
                                                                                    $ 1,143             $ 1,163             $   882
                                                                                    =======             =======             =======


     Deferred   income  taxes   represent  the  net  tax  effects  of  temporary
differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                     CLUETT AMERICAN CORP. AND SUBSIDIARIES

10. Income Taxes (Continued)

    The significant components of the Company's domestic deferred tax assets and liabilities are as follows:

                                                                DECEMBER 31,
                                                            2000          2001
                                                            ----          ----

                                                          (DOLLARS IN THOUSANDS)
Deferred tax liabilities:
    Workers compensation ...........................     $    833      $    918
    Depreciation ...................................        1,618          (141)
    Pension income .................................        3,468         3,746
    Other ..........................................          604           960
                                                         --------      --------
    Total deferred tax liabilities .................        6,523         5,483
Deferred tax assets:
    Net operating loss carryforwards ...............       81,834        83,191
    AMT credits ....................................          119           119
    Restructuring reserves .........................          875         1,281
    Bankruptcy reorganization ......................         --             313
    Interest to parent .............................          484           484
    Allowance for bad debts ........................          253           323
    Royalty income .................................         --             850
    Inventory overhead cost adjustment, net ........          463           494
    A/R reserves ...................................         --             986
    Trademark write-down ...........................         --             193
    Other ..........................................          980         1,044
                                                         --------      --------
Total deferred tax assets ..........................       85,008        89,278
Valuation allowance for deferred tax assets ........      (78,485)      (83,795)
                                                         --------      --------

Net deferred taxes .................................     $   --        $   --
                                                         ========      ========


    As of December 31, 2001, the Company had federal net operating loss ("NOL") carryforwards of approximately $244.0 million. These NOL carryforwards are scheduled to expire from the year 2005 through 2021. The Internal Revenue Code and Treasury Regulations prescribe a limitation on the use of NOL carryforwards following an ownership change. The Company experienced such an ownership change as a result of its Plan of Reorganization following the Company's exit from Chapter 11 of the United States Bankruptcy Code on May 18, 1998. Therefore, approximately $201.0 million of the Company's NOL carryforwards are subject to an annual usage limitation of approximately $6.2 million plus any additional amounts related to any realized built in gains. The amount of NOL carryforward that remains limited by the annual usage limitation is $176.0 million. The amount of NOL that is unlimited is $68.0 million.

     Based on the Company's history of earnings and the limitation on the use of its NOL carryforwards, the Company's entire balance of net domestic deferred tax assets have been reduced by a valuation allowance of $78.5 million and $83.8 million at December 31, 2000 and 2001, respectively, as it was not assured that such assets would be realized in the future. The Company decreased its valuation allowance by $4.8 million to $78.5 million in 2000 and increased its valuation allowance by $5.3 million to $83.8 million in 2001.

                     CLUETT AMERICAN CORP. AND SUBSIDIARIES

11. Employee Benefit Plan

    The Company has a qualified defined benefit pension plan covering essentially all employees of the Company in the United States. The pension plan employs a cash balance form of benefit that provides for benefits based on salary, age and service. The Company's practice is to fund amounts that are required by statute and applicable regulations and which are tax deductible. Assets of the plan are investments in cash equivalents, publicly traded fixed income and equity securities, and real estate. Assets are valued using a method which recognizes the difference between actual and expected market values over a period of five years.

     At December 31, 2000 and 2001, the funded status of the Company's qualified defined benefit pension plan was as follows:

                                                                                                                 DECEMBER 31,
                                                                                                           2000              2001
                                                                                                          (DOLLARS IN THOUSANDS)
Benefit obligation at beginning of year ......................................................         $  67,270          $  63,886
Service cost .................................................................................             1,819              1,469
Interest cost ................................................................................             5,412              4,753
Actuarial loss ...............................................................................             4,314                507
Benefits paid ................................................................................           (14,855)            (8,198)
Amendments ...................................................................................             1,267               --
Curtailments .................................................................................                (1)              (285)
Settlements ..................................................................................            (8,730)            (3,161
Special termination benefits .................................................................             7,390              2,236
                                                                                                           -----              -----
Benefit obligation at end of year ............................................................         $  63,886          $  61,207
                                                                                                       =========          =========

Fair Value of Plan Assets
Fair value of plan assets at beginning of year ...............................................         $ 112,911          $  90,312
Actual return on plan assets .................................................................               986             (4,918)
Benefits paid ................................................................................           (14,855)            (8,198)
Settlements ..................................................................................            (8,730)            (3,161)
                                                                                                          ------             ------
Fair value of plan assets at end of year .....................................................         $  90,312          $  74,035
                                                                                                       =========          =========

Reconciliation of Funded Status, Amounts Not Recognized, and Amounts Recognized
Funded status ................................................................................         $  26,426          $  12,828
Unrecognized prior service cost ..............................................................             2,021              1,444
Unrecognized loss ............................................................................             3,348             15,895
Unrecognized reversion value discount ........................................................            (4,250)            (2,964)
                                                                                                          ------             ------
Prepaid benefit costs ........................................................................         $  27,545          $  27,203
                                                                                                       =========          =========


                     CLUETT AMERICAN CORP. AND SUBSIDIARIES

11. Employee Benefit Plan (Continued)

    Net pension benefit of the Company's qualified defined benefit plan for the years ended December 31, 1999, 2000 and 2001 include the following components:



                                                            1999         2000        2001
                                                            ----         ----        ----

                                                                  (IN THOUSANDS)

Service cost .........................................   $  2,086    $  1,819    $  1,469
Interest cost ........................................      5,034       5,412       4,753
Actual return on plan assets .........................    (11,370)       (986)      4,918
Amortization of unrecognized reversion value discount      (1,230)     (1,120)       (895)
Asset loss (gain) deferred for later recognition .....      1,496      (8,539)    (12,857)
                                                         --------    --------    --------
                                                           (3,984)     (3,414)     (2,612)
Other benefit charges:
Early retirement program / special retirement benefits      3,178       8,056       2,954
                                                         --------    --------    --------
Net pension expense (benefit) ........................   $ ( 806)    $  4,642    $    342
                                                         ========    ========    ========

    The assumptions used in determining the funded status of the Company's defined benefit pension plan for the years ended December 31, 1999, 2000 and 2001 were discount rates of 8.25%, 7.75% and 7.25%, respectively, and an average rate of increase in compensation levels ranging from 3.25% to 13.25% depending on the participant's age at the valuation date. In addition, the expected long-term rate of return on plan assets was 9.5% for all periods. The change in assumptions between periods is reflected as an actuarial loss/(gain) and is reflected as a component of benefit obligation.

    During 1990, in connection with the acquisition of certain businesses, the Company adjusted the actuarial valuation of certain estimated pension assets to reflect their net realizable value based upon a planned reversion to the Company. In August 1991, the Company decided not to revert the assets. As a result of this change, the excess pension assets are being recognized over the Average Future Working Lifetime of the plan participants, estimated to be a period of 14 years. Amortization of this amount was $1,230,000 in 1999, $1,120,000 in 2000 and $895,000 in 2001, and is included in pension benefit for each respective year. The Company periodically performs an actuarial valuation of these pension assets and adjusts the amount of the pension assets and the annual amortization based on the results of the valuation.

     During 1999, the Company's qualified defined benefit plan was amended to provide an Early Retirement Program. The total charge in 1999 related to the program was $1,443,000. These charges are included as a component of the loss from operations of discontinued segment in the consolidated statements of operations.

     During 1999, the Company's qualified defined benefit plan was amended to provide special termination benefits to those employees severed as a result of the Enterprise facility closing. The total charge in 1999 related to this program was $1,735,000, which is included as a component of the loss from operations of discontinued segment in the consolidated statements of operation. In 2000, the plan provided special termination benefits to those employees associated with the closing of the Pottstown facility in the Sock Group and with the discontinued operations. The total charge in 2000 related to these benefits was $8,056,000, of which $7,548,000 was related termination benefits directly attributable to discontinued operations. In 2001, the plan provided special termination benefits to those employees associated with the Bally facility closing. The total charge in 2001 related to this program was $2,954,000.

                     CLUETT AMERICAN CORP. AND SUBSIDIARIES

12. Commitments and Contingencies

     The Company and certain of its subsidiaries are party to litigation in connection with the normal conduct of their businesses. In the opinion of management, these matters are immaterial to the Company's financial position and results of operations.

    The Company leases certain land, buildings and equipment under noncancelable operating leases that expire in various years through 2010. Certain of the operating leases contain rent escalation clauses and require the Company to pay maintenance costs, property taxes and insurance obligations on the leased property. Future minimum lease payments under noncancelable operating leases as of December 31, 2001 are as follows:

                                   OPERATING
                                     LEASES
                                     ------

 Year payable:
   2002                             $ 1,664
   2003                               1,638
   2004                               1,571
   2005                               1,477
   2006                               1,245
   Thereafter                         3,167
                                      -----
Total minimum lease payments        $10,762
                                    =======



    Rent expense totaled approximately $1.2 million in 1999, $1.8 million in 2000, and $1.6 million in 2001.

    The Company has standby letters of credit in the amount of $1.1 million as of December 31, 2001.


13. Licensing Agreements

    Certain of the Company's subsidiaries have licensing agreements which give them the exclusive rights to use certain trademarks, logos and related trade names in connection with the manufacture and sale of certain men's and women's apparel and socks in specified territories. License fees are based on percentages of net sales, as defined, for the various products sold, but not less than specified minimum amounts. The licensing agreements have various renewal dates. Certain of the license agreements contain automatic renewals and are noncancelable. The renewal terms range to three years and expire in various years through 2004.

    Future minimum license fees payable in the remaining years succeeding December 31, 2001 are as follows (in thousands):

Year payable:

 2002                                $1,521
 2003                                 1,208
 2004                                   979

                     CLUETT AMERICAN CORP. AND SUBSIDIARIES

14. Related Party Transactions

    Subsequent to the emergence from bankruptcy, Holdings allocated interest expense of $24.3 million related to post-petition interest on prepetition obligations to the Company. This amount is included in bankruptcy reorganization costs in 1998. This amount was contributed by Holdings to the Company in 1999 and is reflected as a component of Stockholder's Deficit. In addition, a $1.5 million and $2.1 million liability related to an employee stock plan was assumed by the Company and the pension plan, respectively. The liability assumed by the pension plan is reflected as a component of the benefit obligation (see Note 11
- Employee Benefit Plan).

    Pursuant to a management advisory agreement (the "Management Agreement") entered into in connection with the reorganization of the Company in 1998, Vestar Capital Partners ("Vestar Capital") receives an annual advisory fee. The Company expensed $500,000 in 1999, $500,000 in 2000 and $227,000 in 2001 in
consideration for certain advisory and consulting services (excluding investment banking or other financial advisory services and full- or part-time employment by Holdings or any of its subsidiaries of any employee or partner of Vestar Capital and its affiliates, in each case for which Vestar Capital and its affiliates shall be entitled to receive additional compensation). Holdings has agreed to reimburse Vestar Capital for expenses incurred in connection with, and to indemnify Vestar Capital and its affiliates for any liabilities arising from, such advisory and consulting services.

    During 1995, Mr. Marsal (founding Managing Director of A&M) was appointed Chief Executive Officer of the Company. In connection with this appointment, the Company paid A&M $963,000, $900,000 and $332,500 for 1999, 2000, and 2001,
respectively for compensations and other related expenses.

15. Risks, Uncertainties and Significant Concentrations

     The Company manufactures and sources a portion of its products from domestic and foreign vendors. The Company attempts to limit the concentration with any one manufacturer or vendor. The Company believes it has alternative manufacturing and raw material sources available to meet its current and future production requirements in the event current manufacturers or vendors are unavailable to fulfill the Company's needs.

     The Company's principal customer base, the retail industry, has experienced significant changes and difficulties over the past several years, including consolidation of ownership, increased centralization of buying decisions and restructurings. The Company cannot predict what effect, if any, continued changes within this industry would have on the Company's operations.

16. Fair Value of Financial Instruments

     The carrying amount of cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and accrued liabilities approximate fair value due to the short maturities of these instruments. The fair value of long-term debt was approximately $209.5 million at December 31, 2000 and $228.5 million (book value of $226.0 million) at December 31, 2001 based on interest rates that are believed to be available to the Company for debt with similar provisions provided for in the existing debt agreements. The fair value of the senior exchangeable Preferred Stock was approximately $20.0 million at December 31, 2000 and $22.2 million (book value of $75.1 million) at December 31, 2001 based on a market value analysis.

                     CLUETT AMERICAN CORP. AND SUBSIDIARIES

17. Segment Data

     The Company identifies its reportable segments based on the segments' product offerings. As a result of the Company's June 13, 2000, decision to discontinue the shirt group operations and license the ARROW tradename, the composition of the Company's reportable segments changed. The licensing of the ARROW brand by the two new Trademark License Agreements, as described in Note 3-Discontinued Operations, will result in additional minimum annual license revenue of $5.6 million. Subsequent to June 13, 2000, the Company conducted its business through two principle segments: the Sock Group and the Licensing Group. The financial results associated with Latin America, Apparel On-Line, LLC, Cluett American Receivables, LLC, U.S. Retail division are referred to collectively as "All Other". Segment data disclosures for the three years ended December 31, 1999, December 31, 2000 and December 31, 2001 have been restated to reflect the above noted change.

                     CLUETT AMERICAN CORP. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17. Segment Data (Continued)

                                               1999         2000         2001
                                                   (Dollars in Thousands)
Net Sales
         Sock ...........................   $ 168,366    $ 168,971    $ 174,119
         Licensing ......................       6,993        9,930       13,599
         All other ......................          51        1,212        3,185
         Intercompany ...................      (2,201)      (1,342)      (1,841)
                                            ---------    ---------    ---------
                                            $ 173,209    $ 178,771    $ 189,062
                                            =========    =========    =========

Gross Profit
         Sock ...........................   $  58,735    $  54,877    $  48,628
         Licensing ......................       6,993        9,930       13,599
         All other ......................          36          589        1,486
                                            ---------    ---------    ---------
                                            $  65,764    $  65,396    $  63,713
                                            =========    =========    =========

Selling, General and Administrative
         Sock ...........................   $  27,750    $  30,732    $  31,695
         Licensing ......................       2,309        2,959        3,463
         All other ......................         609        1,341        1,682
                                            ---------    ---------    ---------
                                            $  30,668    $  35,032    $  36,840
                                            =========    =========    =========

Operating Income (Loss)
  excluding restructuring and
  impairment and charges
         Sock ...........................   $  30,985    $  24,145    $  16,933
         Licensing ......................       4,684        6,971       10,136
         All other ......................        (573)        (752)        (196)
                                            ---------    ---------    ---------
                                            $  35,096    $  30,364    $  26,873
                                            =========    =========    =========

Identifiable Assets
         Sock ...........................   $  82,562    $  81,767    $  83,895
         Licensing ......................       1,984        3,107        2,799
         All other ......................       1,861        1,508        1,580
                                            ---------    ---------    ---------
                                            $  86,407    $  86,382    $  88,274
                                            =========    =========    =========

Depreciation
         Sock ...........................   $   5,815    $   5,969    $   5,779
         Licensing ......................          75           79           98
         All other ......................         108          283          396
                                            ---------    ---------    ---------
                                            $   5,998    $   6,331    $   6,273
                                            =========    =========    =========

Capital expenditures
         Sock ...........................   $   5,745    $   3,727    $   3,926
         Licensing ......................          23         --             21
         All other ......................       1,071          100          344
                                            ---------    ---------    ---------
                                            $   6,839    $   3,827    $   4,291
                                            =========    =========    =========
                                      F-26

                     CLUETT AMERICAN CORP. AND SUBSIDIARIES

17. Segment Data (Continued)
     Interest expense, interest income and income taxes are excluded from reportable segment data as such amounts are not included in segment information reviewed by the chief operating decision maker.

Reconciliation of Reportable Segments Net sales, Operating Income (Loss) and Identifiable Assets

                                                                                     1999                2000                 2001
                                                                                                (Dollars in Thousands)
Net Sales
Total net sales for reportable segments ................................          $ 175,359           $ 178,901           $ 187,718
Other net sales ........................................................                 51               1,212               3,185
Eliminations of intersegment net sales .................................             (2,201)             (1,342)             (1,841)
                                                                                  ---------           ---------           ---------
Total consolidated net sales ...........................................          $ 173,209           $ 178,771           $ 189,062
                                                                                  =========           =========           =========

Operating Income (Loss)
Total operating income for reportable segments .........................          $  35,669           $  31,116           $  27,069
Other operating (loss) .................................................               (573)               (752)               (196)
Unallocated amounts:
     Other corporate (expense) .........................................               (821)               (823)              1,125
     Restructuring and impairment charges ..............................                (95)               (442)             (5,813)
                                                                                  ---------           ---------           ---------
Total operating income .................................................          $  34,180           $  29,099           $  22,185
                                                                                  =========           =========           =========

Assets
Total assets for reportable segments ...................................          $  84,546           $  84,874           $  86,694
Other assets ...........................................................              1,861               1,508               1,580
Net assets of discontinued operations ..................................             60,563              19,693               7,556
Unallocated amounts:
     Deferred finance costs ............................................             10,842               9,966               8,307
     Pension assets ....................................................             32,187              27,545              27,203
     Other unallocated amounts .........................................              7,200               7,814               1,922
                                                                                  ---------           ---------           ---------
Consolidated total .....................................................          $ 197,199           $ 151,400           $ 133,262
                                                                                  =========           =========           =========

Capital Expenditures
Total capital expenditures for reportable segments
                                                                                  $   5,768           $   3,727           $   3,947
Adjustments ............................................................              1,071                 100                 347
                                                                                  ---------           ---------           ---------
Consolidated total .....................................................          $   6,839           $   3,827           $   4,294
                                                                                  =========           =========           =========


Depreciation & Amortization
Total depreciation for reportable segments .............................          $   5,998           $   6,331           $   6,287
Amortization ...........................................................              1,592               1,742               1,795
                                                                                  ---------           ---------           ---------
Consolidated total .....................................................          $   7,590           $   8,073           $   8,082
                                                                                  =========           =========           =========

     The Company has two customers, which each individually, accounted for greater than 10% of the Company's net sales for fiscal years 1999, 2000, and 2001(16.7% and 14.2% in 1999; 15.3% and 14.1% in 2000; and 17.9% and 11.2% in
2001).
                                      F-27

                     CLUETT AMERICAN CORP. AND SUBSIDIARIES

18.Unaudited Quarterly Financial Information
(Dollars in thousands)

Quarterly financial information for 2000 and 2001 is summarized as follows:

Year Ended                                      Quarter
December 31,                   First        Second         Third         Fourth

2000 (1)
--------
Net Sales ..............     $ 40,421      $ 38,551      $ 47,572      $ 52,227
Gross Profit ...........       15,114        13,880        17,359        19,043
Net Loss ...............       (6,726)       (3,258)       (9,652)       (1,354)

2001 (1)
--------
Net Sales ..............     $ 44,098      $ 44,205      $ 46,857      $ 53,902
Gross Profit ...........       15,554        16,577        15,086        16,496
Net Income (Loss) ......         (212)       (6,805)          526       (10,903)


(1) Amounts for each quarter have been adjusted to reflect the reclassifications of discontinued operations.


19.   Subsequent Events

     On January 7, 2002, the Company entered into a joint venture agreement with Administradora Gaco, S.A. de C.V. and Inversiones Gaco, S.A. de C.V. investing $2.6 million for a 50% share of outstanding capital stock. . The joint venture operation is a leading manufacturer and distributor of men's, women's and children's socks in Mexico with the largest Mexican brand, CANNON. By moving labor-intensive finishing operations to a lower cost environment, management believes it will recognize significant annual cost savings.

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


NAME                              AGE           POSITION(S)

Bryan P. Marsal                   51       Director and Chief Executive Officer
                                           of Holdings, CAG and the Company

James A. Williams                 59       Director of  Holdings, CAG and the
                                           Company; President and Chief
                                           Executive Officer of the Sock Group

Joseph A. Rosato                  43       Chief Executive Officer of the
                                           Licensing Group

William C. Sheely, III            43       Executive Vice President-Operations
                                           of the Sock Group

Kathy D. Wilson                   42       Vice President and Chief Financial
                                           and Accounting Officer of Holdings,
                                           CAG and the Company and Senior Vice
                                           President and Chief Financial Officer
                                           of the Sock Group

Dean G. Norman                    46       Executive Vice President-Sales of the
                                           Sock Group

Scott R. Coleman                  41       Vice President, General Counsel and
                                           Secretary of Holdings, CAG and the
                                           Company

Norman W. Alpert                  43       Director of Holdings, CAG and the
                                           Company

Neil P. DeFeo                     55       Director of Holdings, CAG and the
                                           Company

Sander M. Levy                    40       Director of Holdings, CAG and the
                                           Company

Michael A. McLain                 51       Director of Holdings, CAG and the
                                           Company

Daniel S. O'Connell               48       Director of Holdings, CAG and the
                                           Company

Steven M. Silver                  33       Director of Holdings, CAG and the
                                           Company

     BRYAN P. MARSAL is a founding Managing Director of A&M, a firm that was formed in 1983. Mr. Marsal has been Chief Executive Officer of the Company since 1995. Mr. Marsal is a director of Timex Corporation and Aearo Corporation. Mr. Marsal received both a B.B.A. and a M.B.A. from the University of Michigan.

     JAMES A. WILLIAMS is President and Chief Executive Officer of the Sock Group. Mr. Williams joined the Sock Group in July 1986 as Senior Vice President-Sales and Marketing and was promoted to his current position as President in August 1991. Mr. Williams is a director of Esprit de Corp. and is the Chairman and a director of Maidenform Worldwide Inc. Prior to joining the Company, he worked for 15 years for Adams-Millis Corporation, where his last position was Senior Vice President-Sales and Marketing. Mr. Williams earned a B.S. in Chemistry from the University of Southern Mississippi.

     JOSEPH A. ROSATO is the Chief Executive Officer of the Licensing Group. Mr. Rosato joined the Company in September 1999. Mr. Rosato has 16 years of experience in the apparel industry. He has worked for Phillips-Van Heusen Corporation, Tommy Hilfiger, Inc., and most recently Warnaco Group, Inc., and has held various positions in sourcing and production related areas. Mr. Rosato earned a B.A. from New York University and a M.B.A. from Pace University.

     WILLIAM C. SHEELY, III is the Executive Vice President-Operations of the Sock Group. Mr. Sheely joined the Company as Vice President of Finance and Controller of the Sock Group in February 1993 and was promoted to his current position of Executive Vice President-Operations in April 1994. Prior to his tenure with the Company, Mr. Sheely was controller at Kayser-Roth's sock division where he was employed for seven years, and with Springs Industries for five years in various financial positions. Mr. Sheely is a graduate of the University of South Carolina where he received a B.S. in Business Administration
- Accounting and is also a C.P.A.

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

     NORMAN W. ALPERT is a Managing Director of Vestar Capital Partners and was a founding partner at its inception in 1988. Mr. Alpert is Chairman of the Board of Directors of Aearo Corporation and Advanced Organics Holdings, Inc., and a director of Siegelgale Holdings, Inc., Remington Products Company, LLC, and MCG Capital Corp. all companies in which Vestar Capital Partners or, its affiliates have a significant equity interest. Mr. Alpert received an A.B. degree from Brown University.

     NEIL P. DEFEO was appointed Chairman of Remington Products Company, LLC in September 2001 and has been Chief Executive Officer, President and a Director of Remington Products Company, LLC since January 1997. Mr. DeFeo is a director of Driscoll Strawberry Association, Inc. and Manhattan College. From 1993 to 1996, Mr. DeFeo was Group Vice President, U.S. Operations of The Clorox Company. For 25 years prior to 1993, Mr. DeFeo worked for Procter & Gamble in various executive positions, including Vice President and Managing Director, Worldwide Strategic Planning, Laundry and Cleaning Products. Mr. DeFeo holds a B.S.E.E. from Manhattan College.

     SANDER M. LEVY is a Managing Director of Vestar Capital Partners and was a founding partner at its inception in 1988. Mr. Levy is a director of Gleason Corporation and St. John Knits, Inc., companies in which Vestar Capital Partners or its affiliates have a significant equity interest. Mr. Levy received a B.S. degree from The Wharton School of the University of Pennsylvania and a M.B.A. degree from Columbia University.

     MICHAEL A. MCLAIN has been Chief Executive Officer, President, and a Director of the Aearo Company since February 1998. Prior to joining the Company, he was President and Chief Executive Officer of DowBrands, Inc., a large manufacturer of household consumer products. Mr. McLain is a Director of Little Rapids Corporation and SYM Financial. Mr. McLain received a B.S. from Auburn University and a M.B.A. from Furman University.

     DANIEL S. O'CONNELL is founder and Chief Executive Officer of Vestar Capital Partners. Mr. O'Connell is a Director of Aearo Corporation, Insight Communications Company, Inc., Remington Products Company, LLC, Siegelgale Holdings, Inc., St. John Knits, Inc., and Sunrise Medical, Inc., all companies in which Vestar Capital Partners or its affiliates have a significant equity interest. Mr. O'Connell received an A.B. degree from Brown University and a M.P.P.M. degree from Yale University School of Management.

     STEVEN M. SILVER is a Managing Director of Vestar Capital Partners. Mr. Silver joined Vestar Capital Partners in May of 1995. Between July 1990 and July 1993, Mr. Silver was an analyst in Wasserstein Perella & Co.'s mergers and acquisitions groups in New York and London. Mr. Silver is a director of Sunrise Medical Inc., Remington Products Company, LLC. and McHugh Software International, Inc., all companies in which Vestar Capital Partners or its affiliates have a significant equity interest. Mr. Silver holds a B.A. degree from Yale College and a M.B.A. degree from Harvard University.

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


                                                     SUMMARY COMPENSATION TABLE
                                                                                         LONG-TERM
                                                                                       COMPENSATION
                                                                                          AWARDS
                                                                                          ------

                                                    ANNUAL COMPENSATION                 SECURITIES
                                                    -------------------                 UNDERLYING           ALL OTHER
                                      YEAR       SALARY ($)        BONUS(4)             OPTIONS (#)        COMPENSATION
                                      ----       ----------        --------             -----------        ------------

Bryan P. Marsal (1)                    2001          $332,500               0                   0                 0
 Chief Executive Officer of            2000           700,000               0                   0                 0
 Holdings and the Company              1999           700,000               0                   0                 0

James A.Williams                       2001           460,000               0                   0                 0
 President of the Sock Group           2000           460,000               0                   0                 0
                                       1999           442,600         343,029                   0           107,485(2)

Joseph A. Rosato                       2001           275,000          83,043                   0                 0
 President and Chief Operating         2000           275,000          39,557                   0                 0
 Officer of the Licensing Group        1999                 0               0                   0                 0

Kathy D. Wilson                        2001           235,000               0                   0                 0
  Vice President and CFO of            2000           197,692               0                   0                 0
  Holdings and the Company             1999           165,000         115,000                   0            59,400(2)
  Sr Vice President and CFO of
  the Sock Group

William C. Sheely                      2001           235,000               0                   0             6,000(3)
 Executive Vice President-             2000           200,000               0                   0             6,000(3)
 Operations of the Sock Group          1999           170,000         119,000                   0            67,200(2,3)



(1)  A&M was paid  $200,000  and  $158,000  for  services of a  corporate  Chief
     Financial Officer and $112,000 and $105,000 for out-of-pocket travel expenses during 2000 and 1999, respectively.
(2)  Contribution to Company's qualified defined benefit pension plan.
(3)  Car Allowance.
(4)  Bonuses are shown in the fiscal period in which they were earned.

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

    Stock Options. On the Recapitalization closing date, Holdings agreed to grant nonqualified Options to purchase 5% of Holdings Common Stock (on a fully diluted basis). Such Options will (i) vest and become exercisable in equal installments in each of the five years following the grant date, (ii) expire ten years from the grant date, or earlier in certain instances of termination of employment and upon certain change of control events, and (iii) have an exercise price equal to $98.01 (the per share price at which Vestar, A&M, the
Co-Investors and the Management Investors acquired shares of Holdings Common Stock in the Recapitalization). From time to time following the
Recapitalization, the Board of Directors of Holdings, or a compensation committee thereof, may grant these or additional Options under the Option Plan to various employees of Holdings, the Company and their subsidiaries on terms, including vesting schedule, term and exercise price, determined by the Board of Directors or such committee in accordance with the Option Plan. No options have been granted under the Option Plan through December 31, 2001.

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

Compensation of Directors

     Directors of the Company who are neither employees of the Company nor affiliated with Vestar Capital receive annual compensation of $20,000 payable quarterly for services in such capacity. Other directors do not receive any compensation for services in such capacity.

Compensation Committee Interlocks and Insider Participation

     Directors Alpert and Levy, each of whom is affiliated with Vestar Capital, are the members of the Compensation Committee which reviews the future compensation and benefits of the Company's executive officers and key employees.

     Since the Recapitalization, each of these individuals has had an interest in transactions or business relationships involving the Company. See the information contained in Item 13, "Certain Relationships and Related Transactions", which is incorporated herein by reference.

Report on Executive Compensation

     This report sets forth the compensation policies that guide decisions of the Compensation committee with respect to the compensation of the Company's executive officers. This report also reviews the rationale for pay decisions that affected Mr. Marsal during the 2001 fiscal year, and, in that regard, offers additional insight into the figures that appear in the compensation tables which are an integral part of the overall disclosures of executive compensation. Any consideration to pay-related actions that may become effective in future fiscal years are not reported in this statement.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

    All of the issued and outstanding shares of common stock of the Company are held by Cluett American Group ("CAG"), which is a wholly owned subsidiary of Cluett American Investment Corp. ("Holdings"). The following table sets forth, as of March 1, 2002, certain information regarding the beneficial ownership of the voting securities of Holdings by each person who beneficially owns more than 5% of any class of Holdings voting securities and by the directors and certain executive officers of Holdings, individually, and by the directors and executive officers of Holdings as a group. Except as indicated below, the address for each of the persons listed below is c/o Cluett American Corp., 48 W 38th Street, New York, NY 10018.
                                           HOLDINGS COMMON STOCK
                                           SHARES BENEFICIALLY OWNED

                                           NUMBER OF             PERCENT OF
                                           SHARES                COMMON
5% STOCKHOLDERS:
  Vestar Capital Partners  III, L.P. ....   217,285               62.1%(1)
    245 Park Avenue, 41st Floor
    New York, New York 10167
  A&M....................................    49,995               14.3%(1)
    599 Lexington Avenue
    Suite 2700
    New York, New York 10022
  Societe Anonyme D'Etudes et de
  Participation Industrielles et
  Commerciales...........................    24,699                7.1%(1)
    114 rue de Turenne
    75003 Paris
  Cerberus Partners, L.P. ...............    20,622                5.9%(1)
    450 Park Avenue
    New York, New York 10022
OFFICERS AND DIRECTORS:
  Norman W. Alpert(3)....................   217,285                62.1%
  Sander M. Levy(3)......................   217,285                62.1%
  Daniel S. O'Connell(3).................   217,285                62.1%
  Steven M. Silver(3) ...................   217,285                62.1%
  Bryan P. Marsal(2).....................    49,995                14.3%
  James A. Williams......................     4,388                 1.3%
  Kathy D. Wilson........................     2,041                 (4)
  William C. Sheely .....................     1,633                 (4)
  Dean G. Norman.........................     1,123                 (4)
  Neil P. DeFeo .........................     1,020                 (4)
  Michael A. McLain .....................         0                 (4)
  All executive officers and directors as
  a group (11 persons)(2)(3) ............   277,485                79.3%

     (1) For a discussion of certain voting arrangements among these holders see Item 13. "Certain Relationship and Related Transactions--Stock Ownership and Stockholder's Agreement". Each of Vestar, A&M, Societe Anonyme D'Etudes et de Participation Industrielles et Commerciales ("SAEPIC") and Cerberus Partners, L.P. disclaims the existence of a group and disclaims beneficial ownership of Holdings Common Stock not owned of record by them.
     (2) Includes shares owned by A&M. Mr. Marsal disclaims the existence of a group and disclaims beneficial ownership of the Holdings Common Stock not held by him.
     (3) Includes shares owned by Vestar. Each of Mr. Alpert, Mr. O'Connell, Mr. Levy and Mr. Silver disclaims the existence of a group and disclaims beneficial ownership of Holdings Common Stock not held by him.
     (4)  Less than 1%.

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

     Election Of Directors. Subject to certain requirements and exceptions, each Participating Stockholder will vote all of the Holdings Common Stock owned or held of record by such Participating Stockholder so as to elect to the Board of Directors of Holdings and each of its subsidiaries: (i) four designees of Vestar Capital, (ii) three additional designees of Vestar Capital who are not affiliates of any Participating Stockholder or employees of Holdings or any of its affiliates and (iii) three designees of A&M and the Management Investors. The number of designees, to which Vestar Capital and A&M and the Management Investors are entitled, decreases according to a formula based on the number of shares owned as compared to the number acquired in the Recapitalization. Mr. Marsal shall be Chairman of the Board of Directors and a designee of A&M and the Management Investors so long as he remains Chief Executive Officer of Holdings. See Item 10. "Directors and Executive Officers of the Registrant" for a discussion of the present officers and directors and their relationship to Vestar Capital and A&M.

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

Other Relationships

     Management Advisory Agreement. For 2001 Holdings paid a $227,000 annual management fee to Vestar Capital in consideration for certain advisory and consulting services provided by Vestar (excluding investment banking or other financial advisory services and full- or part-time employment by Holdings or any of its subsidiaries of any employee or partner of any of Vestar and its affiliates, in each case for which Vestar and its affiliates shall be entitled to receive additional compensation). For 2002, the Vestar Capital management fee is $200,000. Holdings has agreed to reimburse Vestar Capital for expenses incurred in connection with, and to indemnify Vestar Capital and its affiliates for any liabilities arising from, such advisory and consulting services.

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

                      Included in Part II, Item 8

                      Consolidated Balance Sheets as of December 31, 2000 and December 31, 2001

                      Consolidated Statements of Operations for the years ended December 31, 1999, December 31, 2000 and December 31, 2001

                      Consolidated Statements of Stockholder's Deficit for the years ended December 31, 1999, December 31, 2000 and December 31, 2001

                      Consolidated Statements of Cash Flows for the years ended December 31, 1999, December 31, 2000 and December 31, 2001

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

             (3)      List of Exhibits

 EXHIBIT
   NO.                        DESCRIPTION OF EXHIBIT
   ---                        ----------------------

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

     2.3Stockholders'  Agreement dated as of May 18, 1998, among Cluett American
          Investment Corp., Vestar Capital Partners III, L.P., A&M Investment Associates #7, LLC, the Co-Investors named therein, the Original Equity Holders named therein and the Management Investors named therein (incorporated by reference to Exhibit 2.3 to the Company's Registration Statement on Form S-4 (Reg. No. 333-58059) filed on June 30, 1998).

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

     10.2.2 Third Amendment to the Credit Agreement and Assignment dated as of March 19, 1999, by and among Cluett American Corp., Cluett American Investment Corp., Cluett American Group, Inc. and certain subsidiaries, the Existing Lenders, New Lenders, and agents (incorporated by reference to Exhibit 10.2.2 to the Company's Annual Report on Form 10-K (Reg. No. 333-58059) filed on March 29, 1999).

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

     10.2.9.3 Eighth Amendement to Credit Agreement and Waiver dated April 12, 2002 by and among Cluett American Corp., Cluett American Investment Corp., Cluett American Group, Inc. and certain subsidiaries, the Existing Lenders, Agents and Documentations Agents (incorporated by reference to Exhibit 10.2.9.3 to the Company's Annual Report of Form 10-K (Reg No. 333-58059) filed on April 16, 2002).

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

     +10.9Severance  Agreement  dated as of May 5, 1997,  by and  between  Great
          American Knitting Mills, Inc. and William Sheely (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-4/A (Reg. No. 333-58059) filed on September 3, 1998).

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

     10.16.1 Receivable Transfer Agreement dated May 12, 2000, between Great American Knitting Mills, Inc. and Cluett American Receivables, LLC (incorporate by reference to Exhibit 10.16.1 to the Company's Quarterly Report on Form 10-Q (Reg No. 333-58059) filed on May 16,
          2000).

     10.16.2 Receivable Purchase Agreement entered into between Cluett American Receivable, LLC, and Banc of America Commercial Corp. dated May 12, 2000 (incorporate by reference to Exhibit 10.16.2 to the Company's Quarterly Report on Form 10-Q (Reg No. 333-58059) filed on May 16,
          2000).

     10.16.3 Partial Release Agreement dated May 12, 2000, by and among Bank of America, N.A. f/k/a/ Nationsbank, N.A. as agent for the Lenders under the Credit Agreement, Great American Knitting Mills, Inc. and Cluett American Corp. (incorporate by reference to Exhibit 10.16.3 to the Company's Quarterly Report on Form 10-Q (Reg No. 333-58059) filed on May 16, 2000).

     10.16.4 Guarantee Agreement dated May 12, 2000, made by Cluett American Corp. (incorporate by reference to Exhibit 10.16.4 to the Company's Quarterly Report on Form 10-Q (Reg No. 333-58059) filed on May 16,
          2000).

      10.16.5 Repurchase Agreement dated May 12, 2000, made by Vestar Capital Partners III, L.P. in favor of Banc of America Commercial Corporation (incorporate by reference to Exhibit 10.16.5 to the Company's Quarterly Report on Form 10-Q (Reg No. 333-58059) filed on May 16, 2000).

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


(b) No report was filed on Form 8-K during the three months ended December 31, 2001.

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

                        CLUETT AMERICAN CORP.
                               (Registrant)

                  By:        /s/   Bryan P. Marsal


                  ------------------------------------------------------------
                           Name: Bryan P. Marsal
                  Title:   DIRECTOR AND CHIEF EXECUTIVE OFFICER

                  Date:   April 16, 2002
                  ------------------------------------------------------------

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                  /s/   Bryan P. Marsal
                  ------------------------------------------------------------
                  Name:    Bryan P. Marsal
                  Title:   Director and Chief Executive Officer

                  Date:    April 16, 2002
                  ------------------------------------------------------------


                  /s/   Kathy D. Wilson
                  ------------------------------------------------------------
                  Name:    Kathy D. Wilson
                  Title:   Vice President and Chief Financial and Accounting
                           Officer

                  Date:    April 16, 2002
                  ------------------------------------------------------------


                  /s/     James A. Williams
                  ------------------------------------------------------------
                  Name:    James A. Williams
                  Title:   Director

                  Date:    April 16, 2002
                  ------------------------------------------------------------

                  /s/   Norman W. Alpert
                  ------------------------------------------------------------
                  Name:    Norman W. Alpert
                  Title:   Director

                  Date:    April 16, 2002
                  ------------------------------------------------------------


                  /s/   Steven M. Silver
                  ------------------------------------------------------------
                  Name:    Steven  M. Silver
                  Title:   Director

                  Date:    April 16, 2002
                  ------------------------------------------------------------


                  /s/   Sander M. Levy
                  ------------------------------------------------------------
                  Name:    Sander M. Levy
                  Title:   Director

                  Date:    April 16, 2002
                  ------------------------------------------------------------


                  /s/   Daniel S. O' Connell
                  ------------------------------------------------------------
                  Name:    Daniel S. O'Connell
                  Title:   Director

                  Date:    April 16, 2002
                  ------------------------------------------------------------





                                  EXHIBIT INDEX

10.2.9.3 Eighth Amendment to Credit Agreement and Waiver dated April 12, 2002

 Item 14 (d).  Financial Statement Schedules



                                   SCHEDULE II

                              CLUETT AMERICAN CORP.

                        VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)


COLUMN A                                       COLUMN B               COLUMN C          COLUMN D        COLUMN E
--------                                       --------               --------          --------        --------
                                                                      ADDITIONS
                                                                      ---------

                                               BALANCE AT     CHARGED TO   CHARGED                      BALANCE
                                               BEGINNING      COSTS AND    TO OTHER                     AT END
DESCRIPTION                                    OF YEAR        EXPENSES     ACCOUNTS     DEDUCTIONS      OF YEAR
-----------                                    -------        --------     --------     ----------      -------
PERIOD ENDED DECEMBER 31, 1999:
    Deduction from asset account:
      Allowance for doubtful accounts          $  1,172        $    87        --       $    425 (1)    $     834
      Customer allowances                         3,405            680        --            671 (1)        3,414
      Inventory reserves                          2,157             --        --          1,147 (1)        1,010
                                                  -----          -----        --          -----            -----
        Total                                  $  6,734        $   767        --       $  2,243 (1)    $   5,258
                                               ========        =======        ==       ========        =========


PERIOD ENDED DECEMBER 31, 2000:
    Deduction from asset account:
      Allowance for doubtful accounts          $    834        $   246         --      $    171(1)     $     909
      Customer allowances                         3,414          1,205         --           582(1)         4,037
      Inventory reserves                          1,010             24         --           450(1)           584
                                                  -----             --         --         -----              ---
        Total                                  $  5,258        $ 1,475         --      $  1,203(1)     $   5,530
                                               ========        =======         ==         =====            =====

PERIOD ENDED DECEMBER 31, 2001:
    Deduction from asset account:
      Allowance for doubtful accounts          $    909        $   411         --      $    186(1)     $   1,134
      Customer allowances                         4,037           (156)        --           148(1)         3,733
      Inventory reserves                            584          1,031         --             11(1)        1,604
                                                    ---          -----         --           ----           -----

        Total                                  $  5,530        $ 1,286         --      $     345(1)    $   6,471
                                               ========        =======         ==      =========       =========





(1)      Write offs, net of recoveries

                                                              Exhibit 10.2.9.3

                  EIGHTH AMENDMENT TO CREDIT AGREEMENT & WAIVER

     THIS EIGHTH AMENDMENT TO CREDIT AGREEMENT & WAIVER (this "Amendment"), dated as of April 12, 2002, is by and among Cluett American Corp. (the "Borrower"), Cluett American Investment Corp. (the "Parent"), Cluett American Group, Inc. ("Interco") and the certain subsidiaries of the Parent identified on the signature pages hereto (together with the Parent and Interco, the
"Guarantors"), the lenders identified on the signature pages hereto (the "Lenders"), Bank of America, N.A. (formerly known as NationsBank, N.A.), as agent for the Lenders (in such capacity, the "Agent"), and Gleacher NatWest Inc., as documentation agent (the "Documentation Agent").


                               W I T N E S S E T H

     WHEREAS, the Borrower, the Guarantors, the Lenders, the Agent and the Documentation Agent have entered into that certain Credit Agreement dated as of May 18, 1998, as amended as of May 27, 1998, December 18, 1998, March 19, 1999, September 30, 1999, March 29, 2000, May 2, 2000, June 30, 2000 and March 23,
2001 (as so previously amended the "Existing Credit Agreement"); and

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

     "Amendment No. 8 Effective Date" is defined in Subpart 3.1.


     SUBPART 1.2 Other Definitions. Unless otherwise defined herein or the context otherwise requires, terms used in this Amendment, including its preamble and recitals, have the meanings provided in the Amended Credit Agreement.

                                     PART 2
                AMENDMENTS TO EXISTING CREDIT AGREEMENT & WAIVER

         Effective on (and subject to the occurrence of) the Amendment No. 8 Effective Date, the Existing Credit Agreement is hereby amended in accordance with this Part 2. Except as so amended, the Existing Credit Agreement and all other Credit Documents shall continue in full force and effect.


         SUBPART 2.1 Amendments to Section 1.1.

     (a)  The  pricing  grid  in  the  definition  of  "Applicable   Percentage"
          appearing in Section 1.1 of the Existing Credit Agreement is amended and restated in its entirety to read as follows:

                                        Applicable Percentage For
                                        Revolving Loans and Tranche    Applicable Percentage For
                                             A Term Loan                 Tranche B Term Loan

                            Applicable                                                             Applicable          Applicable
                Senior      Percentage                                                          Percentage For      Percentage for
  Pricing      Leverage     For Unused  Eurodollar  Base Rate          Eurodollar  Base Rate  Standby Letter of    Trade Letter of
   Level         Ratio          Fee        Loans      Loans               Loans       Loans       Credit Fee          Credit Fee
   -----         -----          ---        -----      -----               -----       -----       ----------          ----------
     I         > 2.00 to
                 1.00          0.50%       3.25%      2.25%               3.75%       2.75%          3.25%              1.625%

    II         < 2.00 to
               -
                 1.00          0.50%       3.00%      2.00%               3.50%       2.50%          3.00%               1.50%


     (b) The following definitions appearing in Section 1.1 of the Existing Credit Agreement are amended and restated in their entireties to read as follows:

     "Consolidated EBITDA Adjustment" means (i) for any fiscal quarter ending on or after September 30, 1999 and not later than December 31, 2000, the sum of (A) the amount of charges taken during such quarter in respect of reorganization and restructuring charges (including, without limitation, facility closing, severance, pension expense and re-engineering costs) incurred by the Borrower or any of its Subsidiaries during the period from and including June 30, 1999 to and including December 31, 2000, provided that the aggregate amount of all such charges for all such periods shall not exceed $6,000,000 and (B) the amount of charges taken during such fiscal quarter in respect of the establishment on or prior to June 30, 2000 of a litigation reserve of up to $725,000 (ii) restructuring charges not to exceed $11,000,000 in the aggregate pursuant to the Gold Toe brands restructuring plan for fiscal years 2001 through 2003, as presented to the Lenders by the Borrower on March 6, 2002, and (iii) accrued annual management fees of the Sponsor or its Affiliate designee and accrued compensation of Bryan P. Marsal (whether paid directly or indirectly through Alvarez and Marsal, Inc.) in an aggregate annual amount not to exceed $500,000, in each case calculated in accordance with GAAP.

     "Eurodollar Rate" means, for any Eurodollar Loan for any Interest Period therefor, the rate per annum (rounded upwards, if necessary, to the nearest 1/100 of 1%) determined by the Agent to be equal to the quotient obtained by dividing (a) the Interbank Offered Rate for such Eurodollar Loan for such Interest Period by (b) 1 minus the Eurodollar Reserve Requirement for such Eurodollar Loan for such Interest Period; provided, however, for purposes of this Credit Agreement, the Eurodollar Rate shall not be less than 2.75% per annum at any time after the earlier to occur of (i) September 30, 2002 or (ii) the first date occurring after the Amendment No. 8 Effective Date that the Eurodollar Rate (as determined above) equals or exceeds 2.75% per annum.

     "Excluded Asset Disposition" means (i) any Asset Disposition to any Consolidated Party if (a) the Credit Parties shall cause to be executed and delivered such documents, instruments and certificates as the Agent may request so as to cause the Credit Parties to be in compliance with the terms of Section
7.13 after giving effect to such Asset Disposition and (b) after giving effect to such Asset Disposition, no Default or Event of Default exists, (ii) any casualty or condemnation event (other than in respect of any Property comprising the Shirt Group) with respect to which the net proceeds received by the Parent or the Consolidated Parties are less than $1,000,000, (iii) the sale or other disposition of any Property (other than inventory and other than in respect of any Equity Interests or Property comprising the Shirt Group) in the ordinary course of business, provided that the aggregate book value of all Property so sold or disposed of in any twelve consecutive months shall not exceed $1,000,000 and (iv) the sale or discount without recourse of (a) accounts receivable for which K-Mart Corp. is the account debtor and (b) other accounts receivable only in connection with the compromise thereof or the assignment of past-due accounts for collection.

     "Interest Period" means, (i) as to Eurodollar Loans, a period of one, two, three or six months' duration, as the Borrower may elect, commencing, in each case, on the date of the borrowing (including continuations and conversions thereof) and (ii) as to any Swingline Loan, a period commencing in each case on the date of the borrowing and ending on the date agreed to by the Borrower and the Swingline Lender in accordance with the provisions of Section 2.3(b)(i) (such ending date in any event to be not more than thirty (30) Business Days from the date of borrowing); provided, however, (a) if any Interest Period would end on a day which is not a Business Day, such Interest Period shall be extended to the next succeeding Business Day (except that where the next succeeding Business Day falls in the next succeeding calendar month, then on the next preceding Business Day), (b) no Interest Period shall extend beyond the Maturity Date, (c) with regard to the Tranche A Term Loans, no Interest Period shall extend beyond any Principal Amortization Payment Date unless the portion of Tranche A Term Loans comprised of Base Rate Loans together with the portion of Tranche A Term Loans comprised of Eurodollar Loans with Interest Periods expiring prior to the date such Principal Amortization Payment is due, is at least equal to the amount of such Principal Amortization Payment due on such date, (d) with regard to the Tranche B Term Loans, no Interest Period shall extend beyond any Principal Amortization Payment Date unless the portion of Tranche B Term Loans comprised of Base Rate Loans together with the portion of Tranche B Term Loans comprised of Eurodollar Loans with Interest Periods expiring prior to the date such Principal Amortization Payment is due, is at least equal to the amount of such Principal Amortization Payment due on such date and (e) where an Interest Period begins on a day for which there is no numerically corresponding day in the calendar month in which the Interest Period is to end, such Interest Period shall end on the last Business Day of such calendar month.

     "Maturity Date" means (i) as to the Revolving Loans, Letters of Credit (and the related LOC Obligations), Swingline Loans and Tranche A Term Loan, May 18, 2004, (ii) as to the Tranche B Term Loan, May 18, 2005 and (iii) as to the Tranche C Loans and the Tranche C Letters of Credit (and the related Tranche C LOC Obligations), May 18, 2004.

     "Permitted   Acquisition"  means  an  Acquisition  by  the  Parent  or  any
Consolidated  Party  that has  been  consented  to in  writing  by the  Required
Lenders.

     "Permitted Austell Property Sale" means (i) the sale of the Austell Property contemplated by clause (ii) of the definition of "Austell Transaction" set forth in this Section 1.1 and (ii) a sale of the Austell Property otherwise in compliance with the terms of Section 8.5.

     "Permitted Investments" means Investments which are either (i) cash and Cash Equivalents; (ii) accounts receivable created, acquired or made by the Parent or any Consolidated Party in the ordinary course of business and payable or dischargeable in accordance with customary trade terms; (iii) Investments consisting of Equity Interests, obligations, securities or other property received by the Parent or any Consolidated Party in settlement of accounts receivable (created in the ordinary course of business) from bankrupt or insolvent obligors; (iv) existing Investments in Subsidiaries and other Investments existing as of the Closing Date and set forth in Schedule 1.1B; (v) additional Investments in any Credit Party other than the Parent or Interco;
(vi) additional Investments in Foreign Subsidiaries not exceeding $5,000,000 in the aggregate; (vii) Guaranty Obligations permitted by Section 8.1; (viii) transactions permitted by Section 8.9; (ix) advances or loans to directors, officers, employees, agents, customers or suppliers that do not exceed $100,000 in the aggregate at any time outstanding; (x) advances or loans by the Parent to management of the Parent and to Alvarez and Marsal in conjunction with the Recapitalization in an aggregate principal of up to $2.5 million; (xi) Investments which constitute capital expenditures (as determined in accordance with GAAP) otherwise permitted under this Credit Agreement; (xii) Investments in Joint Ventures not to exceed $5,000,000; (xiii) Permitted Acquisitions; (xiv) the purchase by the Borrower of the Austell Property pursuant to the Austell Transaction; (xv) an Investment in the Receivables Financing Subsidiary in an aggregate amount not to exceed $1,000,000; and (xvi) an Investment of up to $250,000 in a Person organized under the laws of, or doing business primarily in, the Peoples Republic of China.

     "Senior Leverage Ratio" means, as of the last day of any fiscal quarter of the Consolidated Parties for the twelve month period ending on such date, the ratio of (a) Senior Funded Indebtedness to (b) Consolidated EBITDA for such period.

     "Total Leverage Ratio" means, as of the last day of any fiscal quarter of the Consolidated Parties for the twelve month period ending on such date, the ratio of (a) all Funded Indebtedness (net of cash and Cash Equivalents) of the Consolidated Parties on a consolidated basis on the last day of such period, including Subordinated Indebtedness, but excluding the Tranche C Loans Obligations to (b) Consolidated EBITDA for such period.

     (c) Clauses (xv) and (xvi) in the definition of "Permitted Liens" appearing in Section 1.1 of the Existing Credit Agreement are amended and restated in their entireties to read as follows:

     (xv) Liens on Property of the Borrower or any other Domestic Subsidiary not otherwise permitted hereunder securing Indebtedness of such Person permitted under Section 8.1 not exceeding $3,000,000 in aggregate at any time outstanding;

     (xvi) Liens on cash and Cash Equivalents deposited by the Borrower with the Tranche C Lender pursuant to and in accordance with the terms of Section 2.6(i) or Section 3.15(b) to secure Tranche C LOC Obligations; and

     (d) The following new definition of "Senior Funded Indebtedness" is hereby added to Section 1.1 of the Existing Credit Agreement in the appropriate alphabetical order: "Senior Funded Indebtedness" means, as of any date, all Funded Indebtedness (net of cash and Cash Equivalents) of the Consolidated Parties on a consolidated basis on such date, excluding (i) Subordinated Indebtedness and (ii) the Tranche C Obligations.

     (e) The  following  definitions  appearing  in Section 1.1 of the  Existing
Credit  Agreement  are  hereby  deleted:  "Cash  Collateral  Account",  "General
Partner", "Investment Commitment", "Leverage Reduction Period", "Leverage Reduction Requirements", "Limited Partners", "Mandatory Investment", "Pro Rata Share", "Sponsor Equity Issuance Prepayment Event" and "Sponsor Letter of Credit".

     (f) A new definition of "Amendment No. 8 Effective Date" is hereby added to
Section 1.1 of the Existing Credit Agreement in the appropriate alphabetical order to read as follows:

                  "Amendment No. 8 Effective Date" means April 12, 2002.

     SUBPART 2.2 Amendments to Section 2.6. The first sentence of Section 2.6(a) of the Existing Credit Agreement and the last sentence of Section 2.6(e) of the Existing Credit Agreement are amended and restated in their entireties to read as follows:

     (a) Tranche C Commitment. Subject to the terms and conditions of this Credit Agreement, the Tranche C Lender agrees to make available to the Borrower revolving credit loans requested by the Borrower in Dollars ("Tranche C Loans") from time to time from the Amendment No. 5 Effective Date until the Maturity Date, or such earlier date as the Tranche C Commitment shall have been terminated as provided herein; provided, however, that the sum of the aggregate principal amount of outstanding Tranche C Loans shall not exceed SEVENTEEN MILLION FOUR HUNDRED FORTY-EIGHT THOUSAND SIX HUNDRED THIRTY AND 30/100 DOLLARS ($17,448,630.30) (as such aggregate maximum amount may be reduced from time to time as provided in Section 2.6(d), the "Tranche C Committed Amount").
                                     *******

     (e) Interest. The Tranche C Loans shall bear interest at a per annum rate equal to:

                                     *******

     The Borrower hereby promises to pay in arrears to the order of the Tranche C Lender, on each Interest Payment Date (or at such other times as may be specified herein), accrued interest on the Tranche C Loans; provided, however, all unpaid interest on the Tranche C Loans that accrued prior to the Amendment No. 8 Effective Date and all interest accruing from the Amendment No. 8 Effective Date through and including September 30, 2002 shall, in each case, be paid in full on September 30, 2002.

     SUBPART 2.3 Amendments to Section 3.3(a). Section 3.3(a) of the Existing Credit Agreement is amended and restated in its entirety to read as follows:

     (a) Voluntary Prepayments. The Borrower shall have the right to prepay Loans in whole or in part from time to time; provided, however, that each partial prepayment of Loans shall be (i) in the case of Revolving Loans, in a minimum principal amount of $2,000,000 and integral multiples of $100,000 in excess thereof and (ii) in the case of Swingline Loans, in a minimum principal amount of $100,000. Subject to the foregoing terms, amounts prepaid under this
Section 3.3(a) shall be applied as the Borrower may elect; provided, however, that the Tranche C Loans and Tranche C LOC Obligations may not be prepaid pursuant to this Section 3.3(a) at any time unless the Revolving Loans, the LOC Obligations, the Tranche A Term Loan and the Tranche B Term Loan shall have been paid in full, no Letters of Credit shall be outstanding and the Revolving Commitments shall have expired or been terminated. All prepayments under this
Section 3.3(a) shall be subject to Section 3.12, but otherwise without premium or penalty, and be accompanied by interest on the principal amount prepaid through the date of prepayment.

     SUBPART 2.4 Amendments to Section 3.3(b).

     (a) Sections 3.3(b)(vi)(D), 3.3(b)(vi)(E) and 3.3(b)(vii) are hereby deleted, and Sections 3.3(b)(ii), 3.3(b)(iii), 3.3(b)(v) and 3.3(b)(vi)(C) of the Existing Credit Agreement are amended and restated in their entireties to read as follows:

     (ii) Excess Cash Flow. Within 90 days after the end of each fiscal year (commencing with the fiscal year ending December 31, 1998), the Borrower hereby promises to prepay the Loans in an amount equal to (x) 75% of the Excess Cash Flow earned during such prior fiscal year less (y) the amount of any voluntary prepayments of the Tranche A Term Loan, the Tranche B Term Loan or (to the extent accompanied by a reduction in the Revolving Committed Amount) the Revolving Loans during such prior fiscal year (such prepayment to be applied as set forth in clause (vi)(C) below).

                                     *******

     (iii) Asset Dispositions.

     (A) [Reserved].

     (B) Other Asset Sales. Immediately upon the occurrence of any Asset Disposition Prepayment Event, the Borrower hereby promises to prepay the Loans in an aggregate amount equal to 100% of the Net Cash Proceeds of the related Asset Disposition (such prepayment to be applied as set forth in clause (vi)(C) below).

                                     *******

     (v) Non-Sponsor Equity Issuance. Immediately upon the occurrence of a Non-Sponsor Equity Issuance Prepayment Event, the Borrower hereby promises to prepay the Loans in an aggregate amount equal to 100% of the Net Cash Proceeds of such Equity Issuance (such prepayment to be applied as set forth in clause
(vi)(C) below).

     (vi) Application of Mandatory Prepayments. All amounts required to be paid pursuant to Section 3.3(b) and Section 3.3(c) shall be applied as follows:

                                     *******

     (C) Excess Cash Flow, Sales of Assets, Debt Issuances, Non-Sponsor Equity Issuances and Section 3.3(c) Prepayments. With respect to all amounts prepaid pursuant to Section 3.3(b)(ii), Section 3.3(b)(iii)(B), Section 3.3(b)(iv) or
Section 3.3(b)(v), pro rata to the Tranche A Term Loan and the Tranche B Term Loan (in each case ratably to the remaining Principal Amortization Payments thereof); provided, however, that notwithstanding the foregoing terms of this clause (C), (1) 25% of the Net Cash Proceeds from the sale of the Austell Property may, at the option of the Borrower, be applied pro rata to (x) the Swingline Loans (without any reduction in the Revolving Committed Amount) and
(y) the Revolving Loans and, after all Revolving Loans have been repaid, to a cash collateral account in respect of LOC Obligations (without any reduction in the Revolving Committed Amount), and (2) with respect to any Asset Disposition of any portion of the Sock Group occurring prior to December 31, 2003 that is permitted by Section 8.5, upon written notice to the Agent, the Borrower may postpone the mandatory prepayment of up to 75% of the Net Cash Proceeds from such Asset Disposition until the earlier of (x) 365 days following the date of such Asset Disposition and (ii) December 31, 2003, provided that the aggregate amount of Net Cash Proceeds subject to such postponement shall not exceed $3,000,000;

     (b) The first sentence of the last paragraph of Section 3.3(b)(vi) of the Existing Credit Agreement is hereby amended and restated in its entirety to read as follows:

     Solely for purposes of determining the pro rata share of any Tranche A Term Lender in connection with any prepayment referred to in clause (C) above, the outstanding principal amount of all Revolving Loans and LOC Obligations, and the outstanding Participation Interests in Swingline Loans, of such Tranche A Term Lender (in its capacity as a Revolving Lender) shall be deemed to be additional Tranche A Term Loan principal owing to such Lender; for purposes of clarification, to the extent the Tranche A Term Loan has been paid in full, the pro rata share of the Tranche A Term Lenders attributable to the outstanding Revolving Loans and LOC Obligations of such Lenders (as calculated in the preceding sentence) will be applied to (1) the Swingline Loans and (2) the Revolving Loans and, after all Revolving Loans have been repaid, to a cash collateral account in respect of LOC Obligations (in each case with a corresponding permanent reduction in the Revolving Committed Amount).

     SUBPART 2.5 Amendments to Section 3.3(c). Section 3.3(c) of the Existing Credit Agreement is amended and restated in its entirety to read as follows:

     (c) [Reserved.]

     SUBPART 2.6 Amendments to Section 7.1. Section 7.1(b)(ii) of the Existing Credit Agreement is amended and restated in its entirety and a new Section 7.1(m) is hereby added to the Existing Credit Agreement to read as follows:

     (b) Interim Financial Statements.
                                     *******

     (ii) Monthly Financial Statements. As soon as available, and in any event within 45 days after the close of each fiscal month of the Consolidated Parties a consolidated balance sheet and income statement of the Consolidated Parties, as of the end of such fiscal month, together with related consolidated statements of cash flows for such fiscal month, in each case setting forth in comparative form consolidated figures for both the corresponding period of the preceding fiscal year and the corresponding period of the budget delivered pursuant to Section 7.1(d) of the current fiscal year, all in reasonable form and detail and reasonably acceptable to the Agent, and accompanied by a certificate of the chief financial officer of the Borrower to the effect that such monthly financial statements fairly present in all material respects the financial position of the Consolidated Parties and have been prepared in accordance with GAAP, subject to changes resulting from audit and normal year-end adjustments.

                                     *******

     (m) Cash Flow Forecast. (i) Commencing on April 30, 2002 and on the second Business Day of every other week thereafter, a 13 week forecast of cash flows (the "Cash Flow Forecast"), including all cash receipts and disbursements, for the Consolidated Parties on a consolidated basis and in a form reasonably acceptable to the Agent and (ii) commencing on May 15, 2002 and on the second Business Day of every other week thereafter, a reconciliation (current through the last Business Day of the prior week) of actual cash receipts and disbursements against the projected cash receipts and disbursements contained in the Cash Flow Forecast furnished to the Lenders two weeks earlier and in a form reasonably acceptable to the Agent.

     SUBPART 2.7 Amendments to Section 7.11. Section 7.11 of the Existing Credit Agreement is amended and restated in its entirety to read as follows:

     7.11 Financial Covenants.

     The Credit Parties shall cause:

     (a) Fixed Charge Coverage Ratio. The Fixed Charge Coverage Ratio, as of the last day of each fiscal quarter of the Consolidated Parties, to be greater than or equal to:



                  March 31          June 30        September 30     December 31

        2001          --               --               --         1.00 to 1.00

        2002     0.80 to 1.00     0.80 to 1.00     1.00 to 1.00    1.00 to 1.00

  thereafter     1.00 to 1.00     1.00 to 1.00     1.00 to 1.00    1.00 to 1.00


     (b) Interest Coverage Ratio. The Interest Coverage Ratio, as of the last day of each fiscal quarter of the Consolidated Parties, to be greater than or equal to:


                   March 31          June 30       September 30     December 31

        2001          --               --               --         1.50 to 1.00

        2002     1.60 to 1.00     1.40 to 1.00     1.60 to 1.00    1.60 to 1.00

        2003     1.75 to 1.00     1.75 to 1.00     2.00 to 1.00    2.00 to 1.00

        2004     2.25 to 1.00     2.25 to 1.00     2.25 to 1.00    2.25 to 1.00

  thereafter     2.50 to 1.00     2.50 to 1.00     2.50 to 1.00    2.50 to 1.00


     (c) Senior Leverage Ratio. The Senior Leverage Ratio, as of the last day of each fiscal quarter of the Consolidated Parties, to be less than or equal to:

                  March 31          June 30       September 30     December 31

        2002    3.00 to 1.00     3.50 to 1.00     3.25 to 1.00    3.00 to 1.00

        2003    3.00 to 1.00     1.30 to 1.00*    1.30 to 1.00*   1.30 to 1.00*

  thereafter    1.30 to 1.00*    1.30 to 1.00*    1.30 to 1.00*   1.30 to 1.00*

     *To the extent that (i) Senior Funded Indebtedness outstanding on April 1, 2003 does not exceed $48,000,000 and (ii) the sum of the Revolving Committed Amount plus the outstanding principal amount of the Tranche A Term Loans plus the outstanding principal amount of the Tranche B Term Loans, in each case on April 1, 2003, does not exceed $58,700,000, the maximum Senior Leverage Ratio shall be 2.00 to 1.00 as of the last day of each fiscal quarter of the Consolidated Parties ended on or after June 30, 2003.

     (d) Total Leverage Ratio. The Total Leverage Ratio, as of the last day of each fiscal quarter of the Consolidated Parties, to be less than or equal to:


                  March 31          June 30       September 30     December 31

        2002    7.50 to 1.00     8.00 to 1.00     7.75 to 1.00    6.75 to 1.00

        2003    6.00 to 1.00     5.00 to 1.00*    5.00 to 1.00*   5.00 to 1.00*

  thereafter    5.00 to 1.00*    5.00 to 1.00*    5.00 to 1.00*   5.00 to 1.00*

     * To the extent that (i) Senior Funded Indebtedness outstanding on April 1, 2003 does not exceed $48,000,000 and (ii) the sum of the Revolving Committed Amount plus the outstanding principal amount of the Tranche A Term Loans plus the outstanding principal amount of the Tranche B Term Loans, in each case on April 1, 2003, does not exceed $58,700,000, the maximum Total Leverage Ratio shall be (x) 6.00 to 1.00 as of the last day of the fiscal quarters of the Consolidated Parties ended on June 30, 2003 and September 30, 2003 and (y) 5.50 to 1.00 as of the last day of each fiscal quarter of the Consolidated Parties ended on or after December 31, 2003.

     (e) Minimum Sock Group EBITDA. The portion of Consolidated EBITDA attributable to the Sock Group as of the last day of each fiscal quarter of the Consolidated Parties for the twelve month period ending on such date, to be greater than or equal to:


                   March 31         June 30       September 30      December 31

        2002     $19,000,000      $18,000,000      $20,000,000      $25,000,000
        2003     $28,000,000      $28,800,000      $31,000,000      $33,000,000
        2004     $34,000,000      $35,000,000      $35,000,000      $35,000,000
  thereafter     $35,000,000      $35,000,000      $35,000,000      $35,000,000

     (f) Fiscal Quarter Computations. For purposes of this Section 7.11, each reference to March 31, June 30, September 30 and December 31 shall refer to the fiscal quarter of the Consolidated Parties ending on or about such dates.

     SUBPART 2.8 Amendments to Section 8.1. Sections 8.1(g) and 8.1(l) of the Existing Credit Agreement are amended and restated in their entireties to read as follows:

     (g) Indebtedness of Foreign Subsidiaries not exceeding $3,000,000 in aggregate principal amount at any one time outstanding for all such Persons taken together;
                                     *******

     (l) in addition to the Indebtedness otherwise permitted by this Section 8.1, other unsecured Indebtedness hereafter incurred by the Borrower not exceeding $10,000,000 in aggregate principal amount at any one time outstanding.

     SUBPART 2.9 Amendments to Section 8.5. The first paragraph of Section 8.5 of the Existing Credit Agreement is amended and restated in its entirety to read as follows:

     8.5 Asset Dispositions. The Credit Parties will not permit the Parent or any Consolidated Party to make any Asset Disposition (including, without limitation, any Sale and Leaseback Transaction) other than Excluded Asset Dispositions and a Permitted Austell Property Sale, unless (a) except in connection with the licensing of any of the intellectual property of the Shirt Group on terms providing for the reversion to the applicable Consolidated Parties of all rights to such intellectual property at the end of the license term and upon default in the payment of licensing fees by the applicable licensee thereof, the consideration paid in connection therewith is at least 75% cash or Cash Equivalents, (b) if such transaction is a Sale and Leaseback Transaction, such transaction is permitted by the terms of Section 8.13 and (c) the Credit Parties shall, immediately following the consummation of such Asset Disposition apply (or cause to be applied) an amount equal to the Net Cash
Proceeds of such Asset Disposition to prepay the Credit Party Obligations in accordance with the terms of Section 3.3(b)(iii). Notwithstanding any provision of this Credit Agreement to the contrary, (i) no Asset Disposition involving any portion of the Sock Group (other than an Asset Disposition of Property no longer used or useful in the conduct of such Person's business) shall be permitted unless simultaneously all of the Credit Party Obligations are repaid and this Credit Agreement is terminated in accordance with the terms of Section 11.13(b) except pursuant to a transaction permitted under the following clause (ii), and
(ii) none of the Consolidated Parties may sell, lease, transfer or otherwise dispose of accounts receivable except pursuant to a transaction constituting an Excluded Asset Disposition.

    SUBPART 2.10 Amendments to Section 8.9. Clauses (d) and (f) of Section 8.9 of the Existing Credit Agreement are amended and restated in their entireties to read as follows:

     (d) normal compensation and reimbursement of expenses of employees, officers and directors, provided, however, that during such time as payment of the annual management fee of the Sponsor or its Affiliate designee permitted by clause (f) below is accrued and not payable in cash, the compensation of Bryan
P. Marsal (whether paid directly or indirectly through Alvarez and Marsal, Inc.) shall also accrue and not be payable in cash,

                                     *******

     (f) reimbursement of out-of-pocket expenses of the Sponsor or its Affiliate designee of in connection with the management of the Consolidated Parties for the applicable year and the accrual of an annual management fee of the Sponsor or its Affiliate designee, not to exceed in the aggregate $600,000 during any year,

     SUBPART 2.11 Amendments to Section 9.1. Sections 9.1(m) and 9.1(n) of the Existing Credit Agreement are hereby deleted, the "; or" at the end of Section 9.1(l) is amended and replaced with a "." and Sections 9.1(h) and 9.1(i) of the Existing Credit Agreement are amended and restated in their entireties to read as follows:

     (h) Defaults under Other Agreements. With respect to any Indebtedness (including the Tranche C Loans, but excluding any other than Indebtedness outstanding under this Credit Agreement) in excess of $2,000,000 in the aggregate for the Parent and the Consolidated Parties taken as a whole, (i) the Parent or any Consolidated Party shall (A) default in any payment (beyond the applicable grace period with respect thereto, if any) with respect to any such Indebtedness, or (B) the occurrence and continuance of a default in the observance or performance relating to such Indebtedness or contained in any instrument or agreement evidencing, securing or relating thereto, or any other event or condition shall occur or condition exist, the effect of which default or other event or condition is to cause, or permit, the holder or holders of such Indebtedness (or trustee or agent on behalf of such holders) to cause (determined without regard to whether any notice or lapse of time is required), any such Indebtedness to become due prior to its stated maturity; or (ii) any such Indebtedness shall be declared due and payable, or required to be prepaid other than by a regularly scheduled required prepayment, prior to the stated maturity thereof; or

     (i) Judgments. One or more judgments or decrees shall be entered against one or more of the Parent and the Consolidated Parties involving a liability of $2,000,000 or more in the aggregate (to the extent not paid or fully covered by insurance provided by a carrier who has acknowledged coverage and has the ability to perform) and any such judgments or decrees shall not have been vacated, discharged or stayed or bonded pending appeal within 30 days from the entry thereof; or

     SUBPART 2.12 Amendments to Section 11.6. Section 11.6(vii) of the Existing Credit Agreement is amended and restated in its entirety to read as follows:

     (vii) without the consent of the Tranche C Lender, no amendment, change, waiver, discharge or termination of any of the following which would have an adverse effect on the Tranche C Lender shall be effective: any of the definitions of "Commitment", "Lender", "Loan", "LOC Documents" and "Maturity Date" (clause (iii) thereof only) set forth in Section 1.1.

     SUBPART 2.13 Waiver. Subject to the occurrence of the Amendment No. 8 Effective Date, the Required Lenders hereby waive the requirements that the Credit Parties comply with Sections 7.11(c), 7.11(d) and 7.11(e) of the Existing Credit Agreement for the fiscal quarter ended December 31, 2001. This is a one-time waiver and is granted only for the limited purposes set forth herein and shall be effective only in the specific circumstances provided for above and only for the purpose for which given. The waiver pursuant to this Subpart 2.13 shall be deemed to be effective as of December 31, 2001.


                                     PART 3
                                  EFFECTIVENESS

     SUBPART 3.1 Amendment No. 8 Effective Date. This Amendment shall be and become effective as of the date hereof (the "Amendment No. 8 Effective Date") when all of the conditions set forth in this Part 3 shall have been satisfied, and thereafter this Amendment shall be known, and may be referred to, as "Amendment No. 8."


     SUBPART 3.1.1 Execution of Counterparts of Amendment. The Agent shall have received counterparts of this Amendment which collectively shall have been duly executed on behalf of each of the Borrower, the Guarantors and the requisite Lenders in accordance with Section 11.6 of the Existing Credit Agreement.

     SUBPART 3.1.2 Amendment Fee. The Agent shall have received, for the account of each Lender that has delivered an executed counterpart of this Amendment to the Agent on or before April 12, 2002, an amendment fee equal to 0.375% of the Commitment of each such Lender under the Existing Credit Agreement.


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

     SUBPART 4.3 References in Other Credit Documents. At such time as this Amendment No. 8 shall become effective pursuant to the terms of Subpart 3.1, all references in the Credit Documents to the "Credit Agreement" shall be deemed to refer to the Amended Credit Agreement.

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

     SUBPART 4.5 Governing Law. THIS AMENDMENT SHALL BE DEEMED TO BE A CONTRACT MADE UNDER AND GOVERNED BY THE LAWS OF THE STATE OF NEW YORK.

     SUBPART 4.6 Attorney's Fees. The Credit Parties hereby promise to pay all costs and expenses of the Agent in connection with this Amendment, including, without limitation, the reasonable fees and expenses of Moore & Van Allen PLLC.

     SUBPART 4.7 Successors and Assigns. This Amendment shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns.

     IN WITNESS WHEREOF the Borrower, the Guarantors and the Required Lenders have caused this Amendment to be duly executed on the date first above written.

CREDIT PARTIES:              CLUETT AMERICAN Corp.
---------------              Cluett American Investment Corp.
                             Cluett American Group, Inc.
                             CONSUMER DIRECT CORPORATION
                             ARROW FACTORY STORES, INC.
                             GAKM RESOURCES CORPORATION
                             CLUETT PEABODY RESOURCES CORPORATION
                             CLUETT PEABODY HOLDING CORP.
                             CLUETT, PEABODY & CO., INC.
                             BIDERTEX SERVICES INC.
                             GREAT AMERICAN KNITTING MILLS, INC.
                             BIDERMANN TAILORED CLOTHING, INC.
                             GOLD TOE BRANDS, INC.

                             By:
                                ---------------------------------------
                             Name:
                                ---------------------------------------
                             Title:
                                ---------------------------------------

                             [Signatures Continued]

AGENT:                       BANK OF AMERICA, N.A.
------                       (formerly known as NationsBank, N. A.), as Agent

                             By:
                                -----------------------------------------
                             Name:
                                -----------------------------------------
                             Title:
                                -----------------------------------------

LENDERS:                     BANK OF AMERICA, N.A.
--------                    (formerly known as NationsBank, N. A.)

                             By:
                               ------------------------------------------
                             Name:
                               ------------------------------------------
                             Title:
                               ------------------------------------------

                             BANK OF AMERICA, N.A.
                             (formerly known as NationsBank, N. A.), solely in
                              its capacity as the Tranche C Lender

                             By:
                                -----------------------------------------
                             Name:
                                -----------------------------------------
                             Title:
                                -----------------------------------------

                            NATIONAL WESTMINSTER BANK PLC

                            By:
                               -----------------------------------------
                            Name:
                                 ---------------------------------------
                            Title:
                                  --------------------------------------

                            FLEET BANK, N.A.

                            By:
                               -----------------------------------------
                            Name:
                                 ---------------------------------------
                            Title:
                                  --------------------------------------

                            BANKBOSTON, N.A.

                            By:
                               -----------------------------------------
                            Name:
                                 ---------------------------------------
                            Title:
                                  --------------------------------------

                            FLEET BUSINESS CREDIT CORPORATION
                            (successor in interest to Sanwa Business Credit
                             Corporation)

                             By:
                                -----------------------------------------
                             Name:
                                  ---------------------------------------
                             Title:
                                   --------------------------------------

                             BANK AUSTRIA CREDITANSTALT
                             CORPORATE FINANCE, INC.

                             By:
                                -----------------------------------------
                             Name:
                                  ---------------------------------------
                             Title:
                                   --------------------------------------

                             By:
                                -----------------------------------------
                             Name:
                                  ---------------------------------------
                             Title:
                                   --------------------------------------

                            FIRST SOURCE FINANCIAL LLP,
                            By: First Source Financial Inc., its manager

                            By:
                               -----------------------------------------
                            Name:
                                 ---------------------------------------
                            Title:
                                  --------------------------------------

                             GENERAL ELECTRIC CAPITAL
                             CORPORATION

                             By:
                                -----------------------------------------
                             Name:
                                  ---------------------------------------
                             Title:
                                   --------------------------------------

                             FLEET NATIONAL BANK

                             By:
                                -----------------------------------------
                             Name:
                                  ---------------------------------------
                             Title:
                                   --------------------------------------

                             HSBC BANK USA

                             By:
                                -----------------------------------------
                             Name:
                                  ---------------------------------------
                             Title:
                                   --------------------------------------

                            AG CAPITAL FUNDING PARTNERS, L.P.
                            By: Angelo Gordon & Co., L.P. as Investment Advisor

                            By:
                               -----------------------------------------
                            Name:
                                 ---------------------------------------
                            Title:
                                  --------------------------------------

                            NORTHWOODS CAPITAL LIMITED
                            By: Angelo Gordon & Co., L.P. as Collateral Manager

                            By:
                                 -----------------------------------------
                            Name:
                                 -----------------------------------------
                            Title:
                                 -----------------------------------------

                            NEW YORK LIFE INSURANCE COMPANY

                            By:
                               -----------------------------------------
                            Name:
                               -----------------------------------------
                            Title:
                               -----------------------------------------

                            SENIOR DEBT PORTFOLIO
                            By:  Boston Management and Research,
                                 as Investment Advisor

                            By:
                               -----------------------------------------
                            Name:
                               -----------------------------------------
                            Title:
                                ----------------------------------------

                            ML CLO XX PILGRIM AMERICA (CAYMAN) LTD.

                            By:
                               -----------------------------------------
                            Name:
                               -----------------------------------------
                            Title:
                               -----------------------------------------

                            TORONTO DOMINION (TEXAS), INC.

                            By:
                               -----------------------------------------
                            Name:
                               -----------------------------------------
                            Title:
                               -----------------------------------------

                            GREAT POINT CLO 1999-1 LTD.
                            By: Sankaty Advisors, Inc., as Collateral Managers

                            By:
                               -----------------------------------------
                            Name:
                               -----------------------------------------
                            Title:
                               -----------------------------------------

                            EATON VANCE SENIOR INCOME TRUST

                            By:
                               -----------------------------------------
                            Name:
                               -----------------------------------------
                            Title:
                               -----------------------------------------

ACKNOWLEDGED
AND AGREED:                  Vestar Capital Partners III, L.P.,
-----------                  a Delaware limited partnership, solely in its
                             capacity as "Sponsor" under the Tranche C Guaranty

                             By:      Vestar Associates III, L.P.,
                                      its General Partner

                             By:      Vestar Associates corporation III,
                                      its General Partner


                             By:
                                ------------------------------------------
                             Name:
                             Title:


                             BRYAN P. MARSAL, an individual (solely for purposes of consenting to the amendment to clause (d) of
                             Section 8.9 of the Existing Credit Agreement)