Form 10-Q
period 2002-03-30
CLUETT AMERICAN CORP
filed 2002-05-14
CIK 1064435

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 30, 2002

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

The aggregate market value of the voting stock held by any non-affiliates of the registrant is zero as of March 30, 2002. All common stock of the registrant is owned by Cluett American Group, Inc., which is a wholly-owned subsidiary of Cluett American Investment Corp.

                     Cluett American Corp. and Subsidiaries

                                TABLE OF CONTENTS


                  PART I - FINANCIAL INFORMATION

                                                                          Page
Item 1.  Financial Statements (Unaudited)

Report of Independent Accountants                                          3

Consolidated Balance Sheets as of March 30, 2002
and December 31, 2001                                                     F-1

Consolidated Statements of Operations  for the thirteen
weeks ended March 30, 2002 and March 31, 2001                             F-2

Consolidated Statements of Cash Flows for the thirteen weeks
ended March 30, 2002 and March 31, 2001                                   F-3

Notes to Consolidated Financial Statements                                F-4


Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.                                       4


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.       9





                  PART II - OTHER INFORMATION



Item 1.   Legal Proceedings                                                10

Item 4.   Submission of Matters to a Vote of Security Holders              10

Item 6.   Exhibits and Reports on Form 8-K                                 10


SIGNATURES                                                                 15

                        REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors
Cluett American Corp. and Subsidiaries
New York, New York

We have reviewed the accompanying consolidated balance sheet of Cluett American Corp. and subsidiaries (the "Company"), a wholly owned subsidiary of Cluett American Investment Corp., as of March 30, 2002, and the related consolidated statements of operations and cash flows for the thirteen week period ended March 30, 2002 and March 31, 2001. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2001, and the related consolidated statements of operations, stockholder's deficit and cash flows for the year then ended (not presented herein); and in our report dated April 12, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                            /s/ Deloitte & Touche LLP


Raleigh, North Carolina
May 13, 2002



                           Consolidated Balance Sheets
                  (Dollars in Thousands, except per share data)

                                                                             March 30,   December 31,
                                                                               2002          2001
                                                                           (Unaudited)     (Note 1)
ASSETS
Current assets:
   Cash and cash equivalents ............................................   $  17,791    $   1,299
   Accounts receivable, net .............................................      26,490       29,084
   Inventories, net .....................................................      38,913       34,248
   Prepaid expenses and other current assets ............................       1,753        1,723
   Net assets of discontinued operations ................................       7,750        7,556
                                                                                -----        -----
Total current assets ....................................................      92,697       73,910

Property, plant and equipment, net ......................................      21,659       22,898
Pension assets ..........................................................      27,328       27,203
Investment in affiliates ................................................       4,566          100
Deferred financing fees .................................................       7,857        8,307
Other non-current assets ................................................         844          844
                                                                                  ---          ---
Total assets ............................................................   $ 154,951    $ 133,262
                                                                            =========    =========

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
   Accounts payable and accrued expenses ................................   $  19,746    $  14,011
   Accrued interest payable .............................................       9,460        6,031
   Restructuring and obligations related to discontinued operations .....       3,229        3,914
   Short-term debt and current portion of long-term debt ................      13,225        8,036
   Income taxes payable .................................................       1,663        1,582
                                                                                -----        -----
Total current liabilities ...............................................      47,323       33,574

Long-term debt ..........................................................     231,766      225,994
Redeemable preferred stock dividends payable ............................       3,236          809
Other non-current liabilities ...........................................          67           59

Senior Exchangeable Preferred Stock Due 2010, cumulative, $.01 par value:
   authorized 4,950,000, issued and outstanding 763,569 shares
   (liquidation preference of $76,357) ..................................      75,096       75,096

Stockholder's deficit:
   Common stock, $1 par value: authorized, issued and outstanding 1,000
      shares ............................................................           1            1
   Additional paid-in capital ...........................................     115,735      118,162
   Accumulated deficit ..................................................    (318,278)    (320,433)
   Accumulated other comprehensive gain .................................           5         --
                                                                                    -          -
Total stockholder's deficit .............................................    (202,537)    (202,270)
                                                                             --------     --------
Total liabilities and stockholder's deficit .............................   $ 154,951    $ 133,262
                                                                            =========    =========

                             See accompanying notes.

                Consolidated Statements of Operations (Unaudited)
                             (Dollars in Thousands)


                                                      Thirteen weeks ended
                                                      March 30,   March 31,
                                                        2002        2001
                                                        ----        ----

Net sales ........................................   $ 41,873    $ 44,367
Cost of goods sold ...............................     26,242      28,544
                                                       ------      ------
Gross profit .....................................     15,631      15,823

Selling, general and administrative expenses .....     10,072       9,571
                                                       ------       -----
Operating income from continuing operations ......      5,559       6,252

Interest expense, net ............................      5,023       6,119
Equity earnings in investments in joint ventures .         26          --
                                                          ---         ---
Income from continuing operations before provision
  for income taxes and extraordinary gain.........        562         133

Provision for income taxes .......................        247         360
                                                          ---         ---
Income (loss) from continuing operations before
  extraordinary gain .............................        315        (227)
Extraordinary gain, net of taxes .................      1,840          --
                                                        -----       -----
Income (loss) from continuing operations .........      2,155        (227)

Discontinued Operations:
  Loss from discontinued segment .................         --      (1,207)
                                                       ------      ------
Net income (loss) ................................   $  2,155    $ (1,434)
                                                     ========    ========



                             See accompanying notes.


                Consolidated Statements of Cash Flows (Unaudited)
                             (Dollars in Thousands)

                                                                        Thirteen weeks ended
                                                                       March 30,    March 31,
                                                                         2002         2001
                                                                         ----         ----
Operating activities
Net income (loss) .................................................   $  2,155    $ (1,434)
Adjustment to reconcile net income (loss) to net cash and cash equivalents used in operating activities:
   Earnings of equity investees ...................................        (26)         --
    Extraordinary gain of equity investee .........................     (1,840)         --
   Depreciation ...................................................      1,565       1,567
   Deferred finance amortization ..................................        450         446
     Write-down related to discontinued operations ................         --       1,332

Changes in operating assets and liabilities:
   Accounts receivable ............................................      2,594       4,484
   Inventories ....................................................     (4,665)     (4,179)
   Prepaid expenses and other current assets ......................        (30)     (1,214)
   Pension and other non-current assets ...........................       (125)       (600)
   Accounts payable and accrued expenses ..........................      5,736       3,210
     Interest payable .............................................      3,429       3,520
   Restructuring and obligations related to discontinued operations       (685)     (2,538)
   Income taxes payable ...........................................         81         181
   Other liabilities ..............................................          8         490
   Effect of changes in foreign currency ..........................          5        (228)
                                                                             -        ----
Net cash and cash equivalents provided by operating activities ....      8,652       5,037

Investing activities
Purchase of property, plant and equipment .........................       (326)       (470)
Investment in joint venture .......................................     (2,600)         --
                                                                        ------       ------
Net cash and cash equivalents used in investing activities ........     (2,926)       (470)

Financing activities
Net borrowings under line-of-credit agreement .....................     12,700       1,400
Principal payments on long-term debt ..............................     (1,740)     (1,089)
                                                                        ------      ------
Net cash and cash equivalents provided by financing activities ....     10,960         311

Cash (used by) provided by discontinued operations ................       (194)      1,313
                                                                          ----       -----

Net change in cash and cash equivalents ...........................     16,492       6,191
Cash and cash equivalents at beginning of period ..................      1,299       1,268
                                                                         -----       -----
Cash and cash equivalents at end of period ........................   $ 17,791    $  7,459
                                                                      ========    ========


                             See accompanying notes.

             Notes to Consolidated Financial Statements (Unaudited)

1.  Basis of Presentation

    The accompanying unaudited consolidated financial statements of Cluett American Corp. and its subsidiaries, (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen week period ended March 30, 2002, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2002.

    The Balance Sheet at December 31, 2001, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

    For further information, refer to the annual consolidated financial statements and footnotes of the Company, included in the Annual Report on Form 10-K, for the year ended December 31, 2001, filed with the Securities and Exchange Commission on April 16, 2002.

    The consolidated financial statements include all subsidiary companies of the Company. Significant intercompany transactions have been eliminated in consolidation.

    The Company uses a 5-4-4 week fiscal quarter whereby the fiscal quarter ends on the Saturday nearest the end of the calendar quarter, which accordingly was March 30, 2002 and March 31, 2001, respectively.

    Certain amounts in the prior year financial statements and footnotes have been reclassified to conform to the current year presentation.

2. Joint Venture

     On January 7, 2002, the Company entered into a joint venture agreement with Administradora Gaco, S.A. de C.V. and Inversiones Gaco, S.A. de C.V. investing $2.6 million for a 50% share of outstanding capital stock of Inversiones Gaco,
S. A. de C. V. The Company's investment in the joint venture is accounted for under the equity method. The joint venture owns a leading manufacturer and distributor of men's, women's and children's socks in Mexico with the largest Mexican brand, CANNON. By moving labor-intensive finishing operations to a lower cost environment, management believes it will recognize significant annual cost savings.

   In conjunction with the investment, and under the recently adopted Financial Accounting Standards Board ("FASB") Statement No. 141, "Business Combinations", the Company recorded a $1.8 million extraordinary gain related to negative goodwill, as recorded by the equity investee.

    Summary financial information of the joint venture is as follows:
                                   (Dollars in Thousands)
                Total assets              $ 11,980
                Total liabilities         $  2,981
                Total net income          $  3,799
Total net income includes a $3.7 million extraordinary gain related to negative goodwill.

3. Recently Issued Accounting Standards Adopted or To Be Adopted

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") which addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 eliminates amortization of goodwill and other intangible assets that are determined to have an indefinite useful life and instead requires an impairment only approach. At adoption, any goodwill impairment loss will be recognized as the cumulative effect of a change in accounting principal. Subsequently, any impairment losses will be recognized as a component of income from operations. The Company adopted SFAS No. 142 on January 1, 2002. The adoption of SFAS No. 142 did not have a material impact on the Company's results of operations and financial condition.

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

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment for Disposal of Long-Lived Assets" ("SFAS No. 144") which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and
Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company's results of operations and financial condition.

     In November 2001, the Emerging Issues Task Force reached consensus on issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products ("EITF 01-9"). The consensus requires certain payments to customers that may have previously been classified as a selling, general and administrative expense to be a reduction of sales. The adoption of EITF 01-9 on January 1, 2002, did not have a material impact on the Company's results of operations.

4. Discontinued Operations

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

4. Discontinued Operations (Continued)

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

4. Discontinued Operations (Continued)

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

     The Company has reflected the trade assets, trade liabilities and credit facility paid off, and operations of the shirt segment as discontinued in the accompanying consolidated financial statements. The net assets of the shirt segment are classified as net assets of discontinued operations in the accompanying balance sheet. As of March 30, 2002, the Company's disposition of the shirt segment is complete, except for real estate held for sale and sublease. These remaining net assets consist primarily of manufacturing and distribution facilities located in Austell, Georgia, and Kitchener, Ontario, that are carried at fair value (less costs to sell).


5. Inventories, Net

         Inventories from continuing operations consist of the following:

                                                         March 30, December 31,
                                                           2002       2001
                                                           ----       ----
                                                         (Dollars in Thousands)

Finished goods .......................................   $ 30,590    $ 27,600
Work in process ......................................      3,465       2,939
Raw materials and supplies ...........................      5,988       5,313
                                                            -----       -----
                                                           40,043      35,852
Less: Allowance for obsolete and slow moving inventory     (1,130)     (1,604)
                                                           ------      ------
                                                         $ 38,913    $ 34,248
                                                         ========    ========

6.   Long-Term Obligations and Financing Arrangements

   As of March 30, 2002, the Company had outstanding $245.0 million of debt consisting of $125.0 million in Senior Subordinated Notes (including the Parity Notes), a Senior Credit Facility consisting of a $19.9 million term loan ("Term A"), a $43.2 million term loan ("Term B"), a $17.5 million Tranche C loan, and $39.4 million in revolving credit facility borrowings. During the thirteen weeks ended March 30, 2002, the Company had a net increase in revolving credit facility borrowings of $12.7 million and repaid $1.7 million in term loans and notes payable.

7. Restructuring and Obligations Related to Discontinued Operations

The following table is a summary of the components of the restructuring reserve and obligations related to discontinued operations.

                          Severance   Facility
                            Costs     Closure      Other      Total
                            -----     -------      -----      -----
                                    (Dollars in Thousands)
Balance, January 1, 2002   $   990    $ 2,163    $   761    $ 3,914
    Additions ..........        --         --         --         --
    Payments ...........      (219)      (316)      (150)      (685)
                           -------    -------    -------    -------
Balance, March 30, 2002    $   771    $ 1,847    $   611    $ 3,229
                           =======    =======    =======    =======

8. Segment Data

    The Company identifies its reportable segments based on the segments' product offerings. As a result of the Company's June 13, 2000, decision to discontinue the shirt group operations and license the ARROW tradename, the composition of the Company's reportable segments changed. Subsequent to June 13, 2000, the Company conducted its business through two principle segments: the Sock Group and the Licensing Group. The financial results associated with Latin America, Apparel On-Line LLC, Cluett American Receivables LLC and the US Retail division are referred to collectively as "All Other". Segment data disclosures for the thirteen weeks ended March 30, 2002 and March 31, 2001, have been restated to reflect the above noted change.




                                                    Thirteen weeks ended
                                                    March 30,   March 31,
                                                      2002        2001
                                                      ----        ----
                                                   (Dollars in Thousands)

Net sales
                          Sock .................   $ 37,863    $ 40,650
                          Licensing ............      3,354       3,218
                          All Other ............        823         495
                          Intersegment .........       (441)       (265)
                                                       ----        ----
                                                   $ 41,599    $ 44,098
                                                   ========    ========

Operating income (loss)
                          Sock .................   $  3,063    $  3,838
                          Licensing ............      2,301       2,362
                          All Other ............       (135)       (105)
                                                       ----        ----
                                                   $  5,229    $  6,095
                                                   ========    ========

Depreciation expense
                          Sock .................   $  1,417    $  1,455
                          Licensing ............         27          19
                          All Other ............        114          93
                                                        ---          --
                                                   $  1,558    $  1,567
                                                   ========    ========

Identifiable assets
                          Sock .................   $ 89,189    $ 84,842
                          Licensing ............      2,275       2,472
                          All Other ............      1,508       1,506
                                                      -----       -----
                                                   $ 92,972    $ 88,820
                                                   ========    ========

         Notes to Consolidated Financial Statements (Unaudited) (continued)

8. Segment Data (Continued)

Reconciliation of Reportable Segments Net sales, Operating income and Identifiable assets

                                                     Thirteen weeks ended
                                                     March 30,   March 31,
                                                       2002        2001
                                                       ----        ----
                                                    (Dollars in Thousands)
Net sales
    Total net sales for reportable  segments ...   $  41,217    $  43,868
    Other net sales ............................       1,097          764
    Elimination of intersegment net sales ......        (441)        (265)
                                                        ----         ----
    Total consolidated net sales ...............   $  41,873    $  44,367
                                                   =========    =========

Operating income (loss)
    Total operating income for reportable
      segments .................................   $   5,364    $   6,200
    Other operating loss .......................        (135)        (105)
    Unallocated amounts:
         Corporate expense before pension income         205         (443)
         Pension Income ........................         125          600
                                                         ---          ---
    Total operating income .....................   $   5,559    $   6,252
                                                   =========    =========

Depreciation and amortization
    Total depreciation for reportable segments .   $   1,444    $   1,474
    Other ......................................         121           93
    Amortization ...............................         450          446
                                                         ---          ---
    Total depreciation and amortization ........   $   2,015    $   2,013
                                                   =========    =========

Identifiable assets
    Total assets for reportable segments .......   $  91,464    $  87,314
    Other assets ...............................       2,360        4,380
     Net assets of discontinued operations .....       7,750       18,380
    Unallocated amounts:
         Deferred finance costs ................       7,857        9,520
         Pension assets ........................      27,328       28,145
         Other unallocated amounts .............      18,192        8,508
                                                      ------        -----
    Consolidated total .........................   $ 154,951    $ 156,247
                                                   =========    =========

       Notes to Consolidated Financial Statements (Unaudited) (continued)

9. Guarantor Subsidiaries

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The Company was organized in 1982 and primarily designs, manufactures and markets socks in the United States, as well as licenses its proprietary trademarks and trade names domestically and internationally. Based on net sales, the Company believes it is one of the leading designers, manufacturers and marketers of men's socks in the United States and has a significant market presence in women's and children's socks. While the Company serves most channels of distribution, its primary focus is on department and national chain store retailers. The Company believes its core product offering, GOLD TOE socks, provides classic and contemporary styles at price points that represent exceptional value and appeal to a broad consumer base. The Company owns numerous trademarks, including GOLD TOE, ARROW and its related trade names such as DOVER, TOURNAMENT, LADY ARROW, FAIRFIELD BY ARROW and FRIDAY'S BY CLUETT, which it regards as valuable assets. Because of the high brand recognition, the Company is able to license the various trademarks to apparel manufacturers and distributors worldwide. The Company has 35 licensees in various countries, which market, manufacture and sell apparel and non-apparel products bearing the ARROW trademark in various channels of distribution.

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

     The Company's critical accounting policies have not changed from those disclosed in Management's Discussion and analysis of Financial Condition and Results of Operations in the 2001 Annual Report on Form 10-K.

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

     The Company has reflected the trade assets, trade liabilities and credit facility paid off, and operations of the shirt segment as discontinued in the accompanying consolidated financial statements. The net assets of the shirt segment are classified as net assets of discontinued operations in the accompanying balance sheet. As of March 30, 2002, the Company's disposition of the shirt segment is complete, except for real estate held for sale and sublease. These remaining net assets consist primarily of manufacturing and distribution facilities located in Austell, Georgia, and Kitchener, Ontario, that are carried at fair value (less costs to sell).

Results of Operations: Thirteen weeks ended March 30, 2002 vs. March 31, 2001

   The following table sets forth, for the periods indicated, statement of operations data for the Company's continuing operations including the Sock Group, the Licensing Group and all other (Latin America, Apparel On-Line LLC, Cluett American Receivables LLC, U.S. Retail division and corporate overhead charges) and excludes the Company's discontinued Shirt Group operation.

                                              Thirteen weeks ended
                                               March 30,   March 31,
                                                 2002        2001
                                                 ----        ----
                                             (Dollars in Thousands)

Net sales .................................   $ 41,873   $ 44,367
Gross profit ..............................     15,631     15,823
Operating income from continuing operations      5,559      6,252
Interest expense, net .....................      5,023      6,119
Income taxes ..............................        247        360
Extraordinary gain, net of taxes...........      1,840         --
Income (loss) from continuing operations ..   $  2,155   $   (227)


Net sales: For the thirteen weeks ended March 30, 2002, net sales decreased $2.5 million to $41.9 million compared to $44.4 million for the thirteen weeks ended March 31, 2001. The Sock Group declined $3.0 million while the Licensing Group increased $136,000 and the U.S. Retail division increased $307,000.

Net sales in the Sock Group decreased $3.0 million to $37.4 million in 2002 from $40.4 million in 2001 due to a decline in the private label business driven by the Sport Specialty segment. The Licensing Group's net sales increased $136,000 to $3.3 million in 2002 from $3.2 million in 2001 primarily due to the timing of the new trademark license agreement with Forsyth as discussed in Note 4 - Discontinued Operations. The U.S. Retail division increased $307,000 due to the opening of new stores beginning in March 2001.

Gross profit: For the thirteen weeks ended March 30, 2002, gross profit decreased $192,000 to $15.6 million compared to the 2001 quarter. This decline is driven by the Sock Group decrease of $482,000, partially offset by increases in the Licensing Group of $136,000 and the U.S. Retail division of $130,000.

The Sock Group's decrease of $482,000 was driven by the decline in revenue as discussed above. The increase in the Licensing Group's revenue of $136,000 had no associated cost of sales. The increase in the U.S. Retail division was driven by the opening of new stores.

Operating income from continuing operations: The Company's operating income from continuing operations declined $693,000 to $5.6 million in 2002 from $6.3 million in 2001 due to the factors discussed above and an increase in Selling, General and Administrative Expenses ("SG&A") of $501,000. SG&A increased $293,000 in the Sock Group and $197,000 in the Licensing Group.

The Sock Group's and the Licensing Group's increase was driven by promotion and publicity expense. For the Sock Group, the increase was due to fixturing for new store rollouts and promotional items related to the launch of a new line of business. The Licensing Group's increase was due to trade shows.

Interest expense: Interest expense decreased $1.1 million for the first quarter, due to lower prevailing interest rates.

Extraordinary gain, net of taxes: Extraordinary gain, net of taxes increased to $1.8 million due to the Sock Group's equity investment in the joint venture related to negative goodwill.

Income  (loss)  from  continuing  operations:   Income  (loss)  from  continuing
operations increased $2.4 million to income of $2.2 million from a loss of $227,000 in 2001, due to the factors discussed above.

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

   The Company's liquidity needs arise primarily from debt service and the funding of working capital and capital expenditures. As of March 30, 2002, the Company had outstanding $245.0 million of debt consisting of $125.0 million in Senior Subordinated Notes (including the Parity Notes), a Senior Credit Facility consisting of a $19.9 million term loan ("Term A"), a $43.2 million term loan ("Term B"), a $17.5 million Tranche C loan, and $39.4 million in revolving credit facility borrowings. During the thirteen weeks ended March 30, 2002, the Company had a net increase in revolving credit facility borrowings of $12.7 million and repaid $1.7 million in term loans and notes payable.

   Net availability under the revolver at March 30, 2002, was $11.3 in addition to cash and cash equivalents of $17.8 million.

Debt Service

   Principal and interest payments under the Company's debt agreements represent significant liquidity requirements for the Company. Aggregate principal payments on the Company's indebtedness are $11.0 million, $9.6 million, $78.3 million, and $21.1 million for each of the years 2002 through 2005, respectively, with $125.0 million remaining thereafter through 2008.

   The Company's senior subordinated notes mature in 2008 and require semi-annual interest payments at an annual rate of 10 1/8%. The Term A and B loans mature in 2004 and 2005, respectively, and require quarterly principal payments and quarterly interest payments at floating rates based upon the interest rate option elected by the Company. The revolving credit facility expires at May 2004, and requires quarterly interest payments at floating rates based upon the interest rate option elected by the Company. Borrowings under Tranche C loan mature on May 18, 2004, and are guaranteed by Vestar Capital Partners III, L.P. ("Vestar"). Cash paid for interest for the quarter ending March 30, 2002, was $1.2 million. Interest expense for 2002 is expected to be $22.2 million, including $1.9 million of non-cash amortization of deferred debt issuance costs.

Covenant Restrictions

   The Senior Credit Facility contains a number of covenants that, among other things, restricts the ability of the Company and its subsidiaries, other than pursuant to specified exceptions, to dispose of assets, incur additional indebtedness, incur guarantee obligations, repay other indebtedness, pay dividends, create liens on assets, enter into leases, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, make capital expenditures, enter into sale and leaseback transactions, change the nature of their business or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities. In addition, under the Senior Credit Facility the Company is required to comply with specified financial ratios and tests, including minimum fixed charge coverage and interest coverage ratios and maximum leverage ratios, including a senior leverage ratio and a total leverage ratio and a minimum EBITDA test, each of which is tested as of the last day of each fiscal quarter of the Company and its subsidiaries. The amendments in May 1998, December 1998, March 1999, September 1999, March 2000, June 2000, March 2001 and April 2002 revised the original covenants. As of March 30, 2002, the Company was in compliance with the debt covenants, as amended.

Cash Flows

   Cash and cash equivalents increased $16.5 million to $17.8 million at March 30, 2002, from $1.3 million at December 31, 2001. The Company had EBITDA As Defined from continuing operations of $7.2 million, of which $125,000 was non-cash pension income; $1.2 million was paid for cash interest expense (net of interest income from overnight investments); $2.6 million was used to fund the joint venture: $326,000 was invested in capital expenditures; $3.6 million was provided by working capital, including accounts receivable, prepaid expenses, inventory and accounts payable; $879,000 was used to pay discontinued operations and restructuring expenditures; $166,000 was paid for taxes and net debt borrowing was $11.0 million.

   EBITDA, as defined ("EBITDA As Defined") is defined as operating income before depreciation and amortization, interest expense, taxes and restructuring and impairment charges plus equity earnings in investments in joint ventures. EBITDA As Defined should not be considered in isolation or as a substitute for net income, certain cash flows from operating activities and other income or cash flow statement data prepared in accordance with accounting principles generally accepted in the United States of America or as a measure of profitability or liquidity. EBITDA As Defined is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation.

Capital Expenditures

   Capital spending for the period ended March 30, 2002, was $326,000 and related primarily to general improvements to the Company's manufacturing facilities and distribution center. Total capital spending for 2002 is expected to be in the $5.0 million range and relates primarily to general improvements to the Company's distribution facility and investments in software.

Financing Sources and Cash Flows

   At March 30, 2002, the Company had $17.8 million in cash and additional availability of $11.3 million under the revolving credit facilities included in the Senior Credit facility, after consideration of $1.1 million of stand-by letters of credit.

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

     On January 7, 2002, the Company entered into a joint venture agreement with Administradora Gaco, S.A. de C.V. and Inversiones Gaco, S.A. de C.V. investing $2.6 million for a 50% share of outstanding capital stock of Inversiones Gaco,
S. A. de C. V. The joint venture owns a leading manufacturer and distributor of men's, women's and children's socks in Mexico with the largest Mexican brand, CANNON. By moving labor-intensive finishing o operations to a lower cost environment, management believes it will recognize significant annual cost savings.

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

     The Company evaluated its market risks (floating interest rate, fixed interest rate and currency risks) at the fiscal year ended December 31, 2001, which is disclosed in the Company's annual report filed on Form 10-K. There has not been any material change (adverse or favorable) in the risk factors identified since the evaluation performed by the Company at December 31, 2001.

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

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended March 30, 2002.

Item 6.  Exhibits and Reports on Form 8-K

(a)          (1)      Financial Statements

                      Included in Part I, Item 1

             (2)      List of Exhibits

(b)      No report was filed on Form 8-K during the period ended March 30, 2002.

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

     10.2.9.3 Eighth Amendment to Credit Agreement and Waiver dated April 12, 2002 by and among Cluett American Corp., Cluett American Investment Corp., Cluett American Group, Inc. and certain subsidiaries, the Existing Lender, Agents and Documentation Agents (incorporated by reference to Exhibit 10.2.9.3 to the Company's Annual Report on Form 10-K (Reg No. 333-58059) filed on April 16, 2002).

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


                              CLUETT AMERICAN CORP.

                                  (Registrant)

                             By: /s/ Bryan P. Marsal
                               Date: May 14, 2002


                             ------------------------
                              Name: Bryan P. Marsal
                      Director and Chief Executive Officer




                             By: /s/ Kathy D. Wilson
                               Date:  May 14, 2002


                             ---------------------------
                                 Kathy D. Wilson
                       Vice President and Chief Financial
                             and Accounting Officer



                                  EXHIBIT INDEX

None