Form 10-Q
period 2002-06-29
CLUETT AMERICAN CORP
filed 2002-08-13
CIK 1064435

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 29, 2002

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

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes   X    No

The aggregate market value of the voting stock held by any non-affiliates of the registrant is zero as of June 29, 2002. All common stock of the registrant is owned by Cluett American Group, Inc., which is a wholly-owned subsidiary of Cluett American Investment Corp.

                     Cluett American Corp. and Subsidiaries

                                TABLE OF CONTENTS


                  PART I - FINANCIAL INFORMATION

                                                                          Page
Item 1.  Financial Statements (Unaudited)

Report of Independent Accountants                                           3

Consolidated Balance Sheets as of June 29, 2002 and December 31, 2001      F-1

Consolidated Statements of Operations for the thirteen and
twenty-six weeks ended June 29,2002 and June 30, 2001                      F-2

Consolidated Statements of Cash Flows for the twenty-six weeks ended
June 29, 2002 and June 30, 2001                                            F-3

Notes to Consolidated Financial Statements                                 F-4


Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations.                                                  4


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.       12





                  PART II - OTHER INFORMATION



Item 1.   Legal Proceedings                                                13

Item 4.   Submission of Matters to a Vote of Security Holders              13

Item 6.   Exhibits and Reports on Form 8-K                                 13


SIGNATURES                                                                 18

CERTIFICATIONS                                                             19

                        REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors
Cluett American Corp. and Subsidiaries
New York, New York

We have reviewed the accompanying consolidated balance sheet of Cluett American Corp. and subsidiaries (the "Company"), a wholly owned subsidiary of Cluett American Investment Corp., as of June 29, 2002, and the related consolidated statements of operations and cash flows for the thirteen and twenty-six week periods ended June 29, 2002 and June 30, 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2001, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended (not presented herein); and in our report dated April 12, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                            /s/ Deloitte & Touche LLP


Raleigh, North Carolina
August 1, 2002

                     Cluett American Corp. and Subsidiaries
                           Consolidated Balance Sheets
                  (Dollars In Thousands, except per share data)

                                                                                 June 29,    December 31,
                                                                                   2002          2001
                                                                               (Unaudited)     (Note 1)
                                                                               -----------     --------
ASSETS
Current assets:
  Cash and cash equivalents ...............................................     $   2,485      $  1,299
  Accounts receivable, net ................................................        26,472        29,084
  Inventories, net ........................................................        45,018        34,248
  Prepaid expenses and other current assets ...............................         1,917         1,723
  Net assets of discontinued operations ...................................         7,789         7,556
                                                                                    -----         -----
Total current assets ......................................................        83,681        73,910

Property, plant and equipment, net ........................................        21,828        22,898
Pension assets ............................................................        27,453        27,203
Investment in affiliates ..................................................         4,970           100
Deferred financing fees ...................................................         8,186         8,307
Other non-current assets ..................................................           844           844
                                                                                      ---           ---
Total assets ..............................................................     $ 146,962     $ 133,262
                                                                                =========     =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable and accrued expenses ...................................     $  21,734     $  14,011
  Accrued interest payable ................................................         6,827         6,031
  Restructuring and obligations related to discontinued operations.........         3,035         3,914
  Short-term debt and current portion of long-term debt ...................        11,514         8,036
  Income taxes payable ....................................................         1,762         1,582
                                                                                    -----         -----
 Total current liabilities ................................................        44,872        33,574

Long-term debt ............................................................       227,537       225,994
Redeemable preferred stock dividends payable ..............................           859           809
Other non-current liabilities .............................................            32            59

Senior Exchangeable Preferred Stock Due 2010, cumulative, $.01 par value: authorized 4,950,000, issued and outstanding 811,293 shares
 (liquidation preference of $81,129) ......................................        79,950        75,096

Stockholders' deficit:
  Common stock, $1 par value: authorized, issued and outstanding 1,000
   shares .................................................................             1             1
  Additional paid-in capital ..............................................       113,259       118,162
  Accumulated deficit .....................................................      (319,536)     (320,433)
  Accumulated other comprehensive loss ....................................           (12)           --
                                                                                     ----            --
Total stockholders' deficit ...............................................      (206,288)     (202,270)
                                                                                 --------      --------

Total liabilities and stockholders' deficit ...............................     $ 146,962    $  133,262
                                                                                =========    ==========


                             See accompanying notes.

                                               Cluett American Corp. and Subsidiaries
                                          Consolidated Statements of Operations (Unaudited)
                                                       (Dollars In Thousands)


                                                                   Thirteen weeks ended       Twenty-six weeks ended
                                                                    June 29,     June 30,       June 29,   June 30,
                                                                      2002         2001           2002       2001
                                                                      ----         ----           ----       ----

Net sales                                                           $43,660     $ 44,473        $85,533     $88,840
Cost of goods sold                                                   29,688       27,628         55,930      56,172
                                                                     ------       ------         ------      ------
Gross profit                                                         13,972       16,845         29,603      32,668
Selling, general and administrative expenses                         10,212        8,403         20,284      17,974
                                                                     ------        -----         ------      ------
Operating income from continuing operations                           3,760        8,442          9,319      14,694
Restructuring expense                                                     9           --              9          --
Interest expense, net                                                 5,160        5,708         10,183      11,827
Equity earnings in investments in joint ventures                        404           --            430          --
                                                                        ---          ---            ---         ---
Income(loss)from continuing operations before
  provision for income taxes and extraordinary gain                  (1,005)       2,734           (443)      2,867

Provision for income taxes                                              253          373            500         733
                                                                        ---          ---            ---         ---
Income(loss) from continuing operations before
  extraordinary gain                                                 (1,258)       2,361           (943)      2,134
Extraordinary gain, net of taxes                                         --           --          1,840          --
                                                                      -----          ---          -----         ---
Income (loss) from continuing operations                             (1,258)       2,361            897       2,134

Discontinued operations:
     Loss from discontinued segment                                      --       (8,994)            --     (10,201)
                                                                        ---       ------            ---     -------
Net income (loss)                                                   $(1,258)    $ (6,633)       $   897    $ (8,067)
                                                                    =======     ========        =======    ========



                              See accompanying notes.

                     Cluett American Corp. and Subsidiaries
                Consolidated Statements of Cash Flows (Unaudited)
                             (Dollars In Thousands)

                                                                    Twenty-six weeks ended
                                                                     June 29,      June 30,
                                                                       2002          2001
                                                                       ----          ----
Operating activities

Net income(loss) ..................................................   $    897    $ (8,067)
Adjustments to reconcile net income(loss) to net cash and cash equivalents used in operating activities:
   Earnings of equity investees ...................................       (430)         --
   Extraordinary gain of equity investee ..........................     (1,840)         --
   Depreciation ...................................................      3,133       3,146
   Deferred finance amortization ..................................        925         896
   Loss on sale of property, plant and equipment ..................          6          --
   Write-down related to discontinued operations ..................         --       8,232

Changes in operating assets and liabilities:
   Accounts receivable ............................................      2,612       3,550
   Inventories ....................................................    (10,770)    (16,326)
   Prepaid expenses and other current assets ......................       (194)       (660)
   Pension and other non-current assets ...........................       (250)     (1,605)
   Accounts payable and accrued expenses ..........................      7,725       2,742
   Interest payable ...............................................        796          62
   Restructuring and obligations related to discontinued operations       (879)     (2,788)
   Income taxes payable ...........................................        180          50
   Other liabilities ..............................................        (27)        306
   Effect of changes in foreign currency ..........................        (12)       (228)
                                                                           ---        ----
 Net cash and cash equivalents provided by (used in) operating
   activities .....................................................      1,872     (10,690)

Investing activities
Purchase of property, plant and equipment .........................     (2,069)     (1,433)
Investment in joint venture .......................................     (2,600)         --
                                                                        ------       -----
Net cash and cash equivalents used in investing activities ........     (4,669)     (1,433)

Financing activities
Net borrowings under line-of-credit agreement .....................      8,500      11,000
Principal payments on long-term debt ..............................     (3,480)     (2,178)
Deferred financing activity .......................................       (804)       (137)
                                                                          ----       -----
Net cash and cash equivalents provided by financing activities ....      4,216       8,685

Cash (used by) provided by discontinued operations ................       (233)      3,179
                                                                          ----       -----
Net change in cash and cash equivalents ...........................      1,186        (259)
Cash and cash equivalents at beginning of period ..................      1,299       1,268
                                                                         -----       -----
Cash and cash equivalents at end of period ........................   $  2,485    $  1,009
                                                                      ========    ========


                             See accompanying notes.

                     Cluett American Corp. and Subsidiaries

             Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

    The accompanying unaudited consolidated financial statements of Cluett American Corp. and its subsidiaries, (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen and twenty-six week periods ended June 29, 2002, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2002.

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

    The Company uses a 5-4-4 week fiscal quarter whereby the fiscal quarter ends on the Saturday nearest the end of the calendar quarter, which accordingly was June 29, 2002 and June 30, 2001, respectively.

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

   In conjunction with the investment, and under the recently adopted Financial Accounting Standards Board ("FASB") Statement No. 141, "Business Combinations", the Company recorded a $1.8 million extraordinary gain related to negative goodwill. The negative goodwill reflects the equity investee's best estimate of the purchase price allocation of the acquisition of a business. The purchase price allocation will be finalized once the fair value of the acquired property, plant and equipment, as of the acquisition date, is determined; at which time, the extraordinary gain may be adjusted.

       Notes to Consolidated Financial Statements (Unaudited) (continued)

2. Joint Venture (continued)

    Summary financial information of the joint venture, for which the Company has recorded its 50% share of operating results, is as follows:

                                (Dollars In Thousands)
              Total assets               $11,312
              Total liabilities         $  2,389
              Total net income          $  4,589

    Total net income includes a $3.7 million extraordinary gain related to negative goodwill.

3. Recently Issued Accounting Standards Adopted or To Be Adopted

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") which addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 eliminates amortization of goodwill and other intangible assets that are determined to have an indefinite useful life and instead requires an impairment only approach. At adoption, any goodwill impairment loss will be recognized as the cumulative effect of a change in accounting principle. Subsequently, any impairment losses will be recognized as a component of income from operations. The Company adopted SFAS No. 142 on January 1, 2002. The adoption of SFAS No. 142 did not have a material impact on the Company's results of operations and financial condition.

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

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"). This statement requires companies to recognize costs with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently assessing, but has not yet determined the impact of SFAS No. 146 on its financial position and results of operations.

4. Discontinued Operations

     On June 13, 2000, Phillips-Van Heusen Corporation ("PVH"), and the Company announced an agreement (the "Agreement") for PVH to license the ARROW brand for men's and boys' dress shirts, sports shirts (including knit, woven and all forms of fleece), pants, shorts and sweaters ("Licensed Product") in the United States. In addition, PVH and the Company agreed in principle for PVH to acquire the stock of Cluett Designer Group, Inc. ("CDG"), the licensee for Kenneth Cole dress shirts. In conjunction with the Agreement, the Company approved a plan to discontinue the Company's shirt group segment's manufacturing and distribution operations.

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

     Pursuant to the Purchase and Sale Agreement, the Trademark License Agreement ("PVH Trademark License Agreement"), dated July 24, 2000, by and between Cluett Peabody Resources Corporation ("CPR"), a Delaware corporation and a wholly-owned subsidiary of the Company, CP and PVH was executed and delivered. Pursuant to the PVH Trademark License Agreement, CP granted to PVH an exclusive license to use trademarks related to CP's ARROW clothing line in the United States and its territories and possessions in connection with its manufacture, advertising, marketing, promotion, distribution, offer to sell and the sale of men's and boys' Licensed Product in certain specified channels of trade, including the Internet. CP also granted to PVH the right to operate most of the websites that

4. Discontinued Operations (continued)

use URLs that incorporate the ARROW trademarks. The PVH Trademark License Agreement provides for a $5.0 million minimum guaranteed annual royalty fee to be paid to CP, subject to cost of living adjustments. The initial term of the license expires on June 30, 2007; however, PVH has the option to renew the PVH Trademark License Agreement for two additional five-year terms, provided it meets certain conditions.

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

     The Company has reflected the trade assets, trade liabilities and credit facility paid off, and operations of the shirt segment as discontinued in the accompanying consolidated financial statements. The net assets of the shirt segment are classified as net assets of discontinued operations in the accompanying balance sheet. As of June 29, 2002, the Company's disposition of the shirt segment is complete, except for real estate held for sale and sublease. These remaining net assets consist primarily of manufacturing and distribution facilities located in Austell, Georgia, and Kitchener, Ontario, that are carried at fair value (less costs to sell).

       Notes to Consolidated Financial Statements (Unaudited) (continued)

5. Inventories, Net

    Inventories from continuing operations consist of the following:

                                                         June 29,  December 31,
                                                           2002        2001
                                                           ----        ----
                                                         (Dollars In Thousands)

Finished goods .......................................   $ 34,357    $ 27,600
Work in process ......................................      5,513       2,939
Raw materials and supplies ...........................      6,291       5,313
                                                            -----       -----
                                                           46,161      35,852
Less: Allowance for obsolete and slow moving inventory     (1,143)     (1,604)
                                                           ------      ------
                                                         $ 45,018    $ 34,248
                                                         ========    ========




6. Long-Term Obligations and Financing Arrangements

   As of June 29, 2002, the Company had outstanding $239.0 million of debt consisting of $125.0 million in Senior Subordinated Notes (including the Parity Notes), a Senior Credit Facility consisting of a $18.2 million term loan ("Term A"), a $43.1 million term loan ("Term B"), a $17.5 million Tranche C loan, and $35.2 million in revolving credit facility borrowings. During the twenty-six weeks ended June 29, 2002, the Company had a net increase in revolving credit facility borrowings of $8.5 million and repaid $3.5 million in term loans and notes payable.


7. Restructuring and Obligations Related to Discontinued Operations

   The following table is a summary of the components of the restructuring reserve and obligations related to discontinued operations.

                           Severance  Facility
                              Costs    Closure     Other       Total
                              -----    -------     -----       -----
                                     (Dollars In Thousands)
Balance, January 1, 2002   $   990    $ 2,163    $   761    $ 3,914
    Additions ..........        --         --         --         --
    Payments ...........      (345)      (509)       (25)      (879)
                              ----       ----        ---       ----
Balance, June 29, 2002 .   $   645    $ 1,654    $   736    $ 3,035
              === ====     =======    =======    =======    =======

       Notes to Consolidated Financial Statements (Unaudited) (continued)

8. Segment Data

    The Company identifies its reportable segments based on the segments' product offerings. As a result of the Company's June 13, 2000, decision to discontinue the shirt group operations and license the ARROW tradename, the composition of the Company's reportable segments changed. Subsequent to June 13, 2000, the Company conducted its business through two principal segments: the Sock Group and the Licensing Group. The financial results associated with Latin America, Apparel On-Line LLC, Cluett American Receivables LLC and the U.S. Retail division are referred to collectively as "All Other". Segment data disclosures for the thirteen and twenty-six weeks ended June 29, 2002 and June 30, 2001, are as follows.


                                                Thirteen weeks ended     Twenty-six weeks ended
                                                June 29,     June 30,     June 29,     June 30,
                                                  2002         2001         2002         2001
                                                  ----         ----         ----         ----
                                                           (Dollars In Thousands)


Net sales                      Sock .......   $  39,751    $  40,907    $  77,614    $  81,557
                               Licensing ..       3,174        3,072        6,528        6,290
                               All Other ..         978          595        1,801        1,090
                               Intersegment        (517)        (369)        (958)        (634)
                                                   ----         ----         ----         ----
                                              $  43,386    $  44,205    $  84,985    $  88,303
                                              =========    =========    =========    =========

Operating income (loss)
                               Sock .......   $   2,159    $   6,016    $   5,222    $   9,854
                               Licensing ..       2,140        2,264        4,441        4,626
                               All Other ..        (105)        (101)        (240)        (206)
                                                   ----         ----         ----         ----
                                              $   4,194    $   8,179    $   9,423    $  14,274
                                              =========    =========    =========    =========

Depreciation expense
                               Sock .......   $   1,416    $   1,455    $   2,833    $   2,910
                               Licensing ..          26           28           53           47
                               All Other ..         119           96          233          189
                                                    ---          ---          ---           --
                                              $   1,561    $   1,579    $   3,119    $   3,146
                                              =========    =========    =========    =========

Identifiable assets
                               Sock .......   $  97,138    $  98,110    $  97,138    $  98,110
                               Licensing ..       1,713        2,486        1,713        2,486
                               All Other ..       1,494        1,421        1,494        1,421
                                                  -----        -----        -----        -----
                                              $ 100,345    $ 102,017    $ 100,345    $ 102,017
                                              =========    =========    =========    =========

       Notes to Consolidated Financial Statements (Unaudited) (continued)

8. Segment Data (Continued)

Reconciliation of Reportable Segments Net sales, Operating income and
  Identifiable assets


                                                       Thirteen weeks ended      Twenty-six weeks ended
                                                       June 29,     June 30,     June 29,     June 30,
                                                         2002         2001         2002         2001
                                                         ----         ----         ----         ----
                                                                   (Dollars In Thousands)
Net sales
    Total net sales for reportable segments ......   $  42,925    $  43,979    $  84,142    $  87,847
    Other net sales ..............................       1,252          863        2,349        1,627
    Elimination of intersegment net sales ........        (517)        (369)        (958)        (634)
                                                          ----         ----         ----         ----
    Total consolidated net sales .................   $  43,660    $  44,473    $  85,533    $  88,840
                                                     =========    =========    =========    =========


Operating income (loss)
    Total operating income for reportable segments   $   4,299    $   8,280    $   9,663    $  14,480
    Other operating loss .........................        (105)        (101)        (240)        (206)
    Unallocated amounts:
         Corporate expense before pension income .        (559)        (337)        (354)        (780)
         Pension income ..........................         125          600          250        1,200
                                                           ---        -----          ---          ---
    Total operating income .......................   $   3,760    $   8,442    $   9,319    $  14,694
                                                     =========    =========    =========    =========

Depreciation and amortization
    Total depreciation for reportable segments ...   $   1,442    $   1,483    $   2,886    $   2,957
    Other ........................................         126           96          247          189
    Amortization .................................         475          450          925          896
                                                           ---          ---          ---          ---
    Total depreciation and amortization ..........   $   2,043    $   2,029    $   4,058    $   4,042
                                                     =========    =========    =========    =========

Identifiable assets
    Total assets for reportable segments .........   $  98,851    $ 100,596    $  98,851    $ 100,596
    Other assets .................................       1,494        1,421        1,494        1,421
    Net assets of discontinued operations ........       7,789       12,171        7,789       12,171
    Unallocated amounts:
         Deferred finance costs ..................       8,186        9,207        8,186        9,207
         Pension assets ..........................      27,453       28,745       27,453       28,745
         Other unallocated amounts ...............       3,189        1,133        3,189        1,133
                                                         -----        -----        -----        -----
    Consolidated total ...........................   $ 146,962    $ 153,273    $ 146,962    $ 153,273
                                                     =========    =========    =========    =========


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The Company was organized in 1982 and primarily designs, manufactures and markets socks in the United States, as well as licenses its proprietary trademarks and trade names domestically and internationally. Based on net sales, the Company believes it is one of the leading designers, manufacturers and marketers of men's socks in the United States and has a significant market presence in women's and children's socks. While the Company serves many channels of distribution, its primary focus, historically, has been in department and national chain store retailers. Today, the Company continues to build new distribution, with particular focus on mass merchandisers that account for more than half of all consumer sock purchases. The Company believes its core product offering, GOLD TOE socks, provides classic and contemporary styles at price points that represent exceptional value and appeal to a broad consumer base. This broad appeal has successfully been captured in brand extensions, AURO, a GOLD TOE brand; ALL PRO, a GOLD TOE brand; and GOLD TOE GEAR to reach an even larger percentage of sock consumers. The Company owns numerous trademarks, including GOLD TOE, SILVER TOE, ARROW and its related trade names such as DOVER, TOURNAMENT, LADY ARROW, FAIRFIELD BY ARROW and FRIDAY'S BY CLUETT, which it regards as valuable assets. Because of the high brand recognition, the Company is able to license the various trademarks to apparel manufacturers and distributors worldwide. The Company has 39 licensees in various countries, which market, manufacture and sell apparel and non-apparel products bearing the ARROW trademark in various channels of distribution.

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

     The Company has reflected the trade assets, trade liabilities and credit facility paid off, and operations of the shirt segment as discontinued in the accompanying consolidated financial statements. The net assets of the shirt segment are classified as net assets of discontinued operations in the accompanying balance sheet. As of June 29, 2002, the Company's disposition of the shirt segment is complete, except for real estate held for sale and sublease. These remaining net assets consist primarily of manufacturing and distribution facilities located in Austell, Georgia, and Kitchener, Ontario, that are carried at fair value (less costs to sell).

Results of Operations: Thirteen weeks ended June 29, 2002 vs. June 30, 2001

      The following table sets forth, for the periods indicated, statement of operations data for the Company's continuing operations including the Sock Group, the Licensing Group and all other (Latin America, Apparel On-Line LLC, Cluett American Receivables LLC, U.S. Retail division and corporate overhead charges) and excludes the Company's discontinued Shirt Group operation.

                                                    Thirteen weeks ended
                                                   June 29,         June 30,
                                                    2002             2001
                                                    ----             ----
                                                    (Dollars In Thousands)

Net sales ......................................   $ 43,660    $ 44,473
Gross profit ...................................     13,972      16,845
Operating income from continuing operations ....      3,760       8,442
Interest expense, net ..........................      5,160       5,708
Equity earnings in investments in joint ventures        404          --
Income taxes ...................................        253         373
Income (loss) from continuing operations .......   $ (1,258)   $  2,361

Net sales: For the thirteen weeks ended June 29, 2002, net sales decreased $800,000 to $43.7 million compared to $44.5 million for the thirteen weeks ended June 30, 2001. Net sales of the Sock Group declined $1.1 million while the Licensing Group's increased $102,000 and the U.S. Retail division's increased $365,000.

Net sales for the Sock Group decreased $1.1 million to $39.8 million in 2002 from $40.9 million in 2001. A nine percent increase in Gold Toe Men's volume and the launches of AURO, a GOLD TOE brand; ALL PRO, a GOLD TOE brand; and continued placement of GOLD TOE GEAR and IZOD were offset by planned exits of certain businesses. During the fourth quarter 2001 and first quarter 2002, the Sock Group re-evaluated their private label programs and decided to exit businesses that did not meet minimum criteria or provide a strategic fit to their branded business models. For example, following Kmart's bankruptcy filing and concerns over the need for significant future investment in this relationship, the Sock Group decided to de-emphasize and later discontinue the current business relationship.

The Licensing Group's net sales increased $102,000 to $3.2 million in 2002 from $3.1 million in 2001 primarily due to increased licensees' revenue. The U.S. Retail division's net sales increased $365,000 due to the opening of five new stores, which began in March 2001.

Gross profit: For the thirteen weeks ended June 29, 2002, gross profit decreased $2.8 million to $14.0 million compared to the 2001 quarter. The decline was driven by the Sock Group's decrease of $3.2 million partially offset by increases in the Licensing Group of $102,000 and the U.S. Retail division of $168,000.

The Sock Group's gross profit decrease of $3.2 million was driven by the planned exit of private label programs, higher allowances, one-time start-up costs associated with the launches of new businesses and plant inefficiencies associated with the manufacturing restructuring plan.

As discussed in net sales above, the Sock Group decided to exit certain businesses, and, in the first half of 2002 implemented aggressive inventory liquidation plans based on those decisions. Costs associated with the exit of these businesses, including markdown allowances, repackaging and obsolescence, were $1.6 million.

Competition within the women's area of the department store channel continued to intensify and competitors became increasingly aggressive on discount pricing and retailer incentives in efforts to acquire market share. In response to increased competition, Gold Toe Women's implemented new marketing programs and since the fourth quarter 2001 has regained market share, however not without incurring additional costs. Retailer allowances in Gold Toe Women's exceeded those in the same quarter of last year and were the primary driver of the Sock Group's $385,000 increase in allowances in the branded lines of business.

The Sock Group incurred start-up costs of approximately $400,000, during the quarter, in conjunction with the launches of AURO, a GOLD TOE brand; ALL PRO, a GOLD TOE brand; and continued placement of GOLD TOE GEAR and IZOD.

In October 2001, the Sock Group announced restructuring plans to optimize plant capacity and maximize supply chain opportunities. The Company is phasing-out production of its Bally, Pennsylvania facility and is relocating its knitting and finishing operations to other company-owned or contract facilities. In conjunction with the restructuring plan, the Sock Group incurred approximately $800,000 of plant manufacturing inefficiencies, driven by the timing of quarterly production, in which second quarter production was significantly lower than the same period last year.

The increase in the Licensing Group's revenue of $102,000 had no associated cost of sales. The increase in the U.S. Retail division's gross profit was driven by the opening of four new stores since the second quarter 2001 .

Operating income from continuing operations: For the thirteen weeks ended June 29, 2002, operating income from continuing operations declined $4.6 million to $3.8 million compared to $8.4 million for the thirteen weeks ended June 30, 2001 due to the factors discussed above and an increase in Selling, General and Administrative Expenses ("SG&A") of $1.8 million. SG&A increased $687,000 in the Sock Group, $227,000 in the Licensing Group, $703,000 in corporate overhead and $193,000 in the U.S. Retail division.

For the Sock Group, increases in SG&A were due to higher distribution, royalty, general and administrative expenses, which were partially offset by decreases in selling and promotion expenses.

The Licensing Group's increase in SG&A was due to market research and legal fees associated with additional trademark applications.

The increase in corporate overhead was driven by $475,000 lower income from the defined benefit plan and the U.S. Retail division's increase in SG&A was due to the opening of new stores.

Interest expense, net: Interest expense decreased $500,000 for the second quarter compared to the same quarter last year, due to lower prevailing interest rates.

Equity earnings in investments in joint ventures: For the thirteen weeks ended June 29, 2002, equity earnings in investments in joint ventures increased $404,000 driven by the joint venture agreement as discussed in Note 2 - Joint Venture.

Income (loss) from continuing operations: Income from continuing operations decreased $3.7 million to a loss of $1.3 million for the thirteen weeks ended June 29, 2002, compared to income of $2.4 million in the thirteen weeks ended June 30, 2001, due to the factors discussed above.

Results of Operations: Twenty-six weeks ended June 29, 2002 vs. June 30, 2001

   The following table sets forth, for the periods indicated, statement of operations data for the Company's continuing operations including the Sock Group, the Licensing Group and all other (Latin America, Apparel On-Line LLC, Cluett American Receivables LLC, U.S. Retail division and corporate overhead charges) and excludes the Company's discontinued Shirt Group operation.

                                                 Twenty-six weeks ended
                                                June 29,         June 30,
                                                  2002             2001
                                                  ----             ----
                                                 (Dollars In Thousands)

Net sales ......................................   $85,533   $88,840
Gross profit ...................................    29,603    32,668
Operating income from continuing operations ....     9,319    14,694
Interest expense, net ..........................    10,183    11,827
Equity earnings in investments in joint ventures       430        --
Income taxes ...................................       500       733
Extraordinary gain, net of taxes ...............     1,840        --
Income from continuing operations ..............   $   897   $ 2,134

Net sales: For the twenty-six weeks ended June 29, 2002, net sales decreased $3.3 million to $85.5 million compared to $88.8 million for the twenty-six weeks ended June 30, 2001. Net sales of the Sock Group declined $3.9 million while the Licensing Group's increased $238,000 and the U.S. Retail division's increased $672,000.

Net sales in the Sock Group decreased $3.9 million to $77.6 million in 2002 from $81.5 million in 2001. An eight percent increase in Gold Toe Men's volume and the launches of AURO, a GOLD TOE brand; ALL PRO, a GOLD TOE brand; and continued placement of GOLD TOE GEAR and IZOD were offset by planned exits of certain businesses. During the fourth quarter 2001 and first quarter 2002, the Sock Group re-evaluated their private label programs and decided to exit businesses that did not meet minimum criteria or provide a strategic fit to their branded business models. For example, following Kmart's bankruptcy filing and concerns over the need for significant future investment in this relationship, the Sock Group decided to de-emphasize and later discontinue the current business relationship.

During the first half of 2002, the Sock Group continued to experience pricing pressure from retail price deflation, retailer allowance pressure and over-supply in the off-price channel driven by competition and excess manufacturing capacity. The shift from dress/casual to casual/athletic also continued. Due to the fashion, non-commodity aspect of dress/casual the Sock Group attains higher average selling prices and gross margin on these products.

The Licensing Group's net sales increased $238,000 to $6.5 million in 2002 from $6.3 million in 2001 primarily due to increased licensees' revenue and the timing of the new trademark license agreement with Forsyth as discussed in Note 4 - Discontinued Operations. The U.S. Retail division's net sales increased $672,000 due to year over year increases in same store sales of 24% and the opening of five new stores, which began in March 2001.

Gross profit: For the twenty-six weeks ended June 29, 2002, gross profit decreased $3.1 million to $29.6 million compared to 2001. The decline was driven by the Sock Group's decrease of $3.6 million, partially offset by increases in the Licensing Group of $238,000 and the U.S. Retail division of $298,000.

The Sock Group's gross profit decrease of $3.6 million was driven by the planned exit of private label programs, higher allowances, one-time start-up costs associated with the launches of new businesses and plant inefficiencies associated with the manufacturing restructuring plan.

As discussed in net sales above, the Sock Group decided to exit certain businesses, and, in the first half of 2002 implemented aggressive inventory liquidation plans based on those decisions. Costs associated with the exit of these businesses, including markdown allowances, repackaging and obsolescence, were $1.8 million.

Competition within the women's area of the department store channel continued to intensify and competitors became increasingly aggressive on discount pricing and retailer incentives in efforts to acquire market share. In response to increased competition, Gold Toe Women's implemented new marketing programs and since the fourth quarter 2001 has regained market share, however not without incurring additional costs. Retailer allowances in Gold Toe Women's exceeded those in the prior year and were the primary driver of the Sock Group's $826,000 increase in allowances in the branded lines of business.

The Sock Group incurred start-up costs of approximately $600,000 in conjunction with the launches of AURO, a GOLD TOE brand; ALL PRO, a GOLD TOE brand; and continued placement of GOLD TOE GEAR and IZOD.

In October 2001, the Sock Group announced restructuring plans to optimize plant capacity and maximize supply chain opportunities. The Company is phasing-out production of its Bally, Pennsylvania facility and is relocating its knitting and finishing operations to other company-owned or contract facilities. During the first half of 2002, the Sock Group incurred approximately $400,000 of plant inefficiencies associated with the manufacturing restructuring plan.

The increase in the Licensing Group's revenue of $238,000 had no associated cost of sales. The increase in the U.S. Retail division's gross profit was driven by the opening of new stores.

Operating income from continuing operations: The Company's operating income from continuing operations decreased $5.4 million to $9.3 million in 2002 from $14.7 million in 2001 due to the factors discussed above and an increase in Selling, General and Administrative Expenses ("SG&A") of $2.3 million. SG&A increased $1.0 million in the Sock Group, $426,000 in the Licensing Group, $521,000 in corporate overhead and $363,000 in the U.S. Retail division.

For the Sock Group, increases in SG&A were driven by promotional items related to the launches of new lines of businesses, royalties and professional fees.

The Licensing Group's increase in SG&A was driven by market research and legal fees associated with additional trademark applications.

The increase in corporate overhead was driven by $950,000 lower income from the defined benefit plan and the U.S. Retail division's increase in SG&A was due to the opening of new stores.

Interest expense, net: Interest expense decreased $1.6 million compared to the same period last year, due to lower prevailing interest rates.

Equity earnings in investments in joint ventures: For the twenty-six weeks ended June 29, 2002, equity earnings in investments in joint ventures increased $430,000 driven by the joint venture agreement as discussed in Note 2 - Joint Venture.

Extraordinary gain, net of taxes: Extraordinary gain, net of taxes increased to $1.8 million due to the Sock Group's equity investment in the joint venture related to negative goodwill in the first quarter of 2002 as discussed in Note 2
- Joint Venture.

Income from continuing operations: Income from continuing operations decreased $1.2 million, due to the factors discussed above.

Liquidity and Capital Resources

   The Company broadly defines liquidity as its ability to generate sufficient cash flow from operating activities to meet its obligations and commitments. In addition, liquidity includes the ability to obtain appropriate debt and equity financing and, to convert into cash those assets that are no longer required to meet existing strategic and financial objectives. Therefore, liquidity cannot be considered separately from capital resources that consist of current or potentially available funds for use in achieving long range business objectives and meeting debt service commitments.

   The Company's liquidity needs arise primarily from debt service and the funding of working capital and capital expenditures. As of June 29, 2002, the Company had outstanding $239.0 million of debt consisting of $125.0 million in Senior Subordinated Notes (including the Parity Notes), a Senior Credit Facility consisting of a $18.2 million term loan ("Term A"), a $43.1 million term loan ("Term B"), a $17.5 million Tranche C loan, and $35.2 million in revolving credit facility borrowings. During the twenty-six weeks ended June 29, 2002, the Company had a net increase in revolving credit facility borrowings of $8.5 million and repaid $3.5 million in term loans and notes payable.

   Net availability under the revolver at June 29, 2002, was $13.7 million in addition to cash and cash equivalents of $2.5 million.

Debt Service

   Principal and interest payments under the Company's debt agreements represent significant liquidity requirements for the Company. Aggregate principal payments on the Company's indebtedness are $7.0 million, $9.6 million, $76.3 million, and $21.1 million for each of the years 2002 through 2005, respectively, with $125.0 million remaining thereafter through 2008.

   The Company's senior subordinated notes mature in 2008 and require semi-annual interest payments at an annual rate of 10 1/8%. The Term A and B loans mature in 2004 and 2005, respectively, and require quarterly principal payments and quarterly interest payments at floating rates based upon the interest rate option elected by the Company. The revolving credit facility expires at May 2004, and requires quarterly interest payments at floating rates based upon the interest rate option elected by the Company. Borrowings under Tranche C loan mature on May 18, 2004, and are guaranteed by Vestar Capital Partners III, L.P. ("Vestar"). Cash paid for interest for the quarter ending June 29, 2002, was $7.3 million. Interest expense for 2002 is expected to be $20.7 million, including $1.9 million of non-cash amortization of deferred debt issuance costs.

Covenant Restrictions

   The Senior Credit Facility contains a number of covenants that, among other things, restricts the ability of the Company and its subsidiaries, other than pursuant to specified exceptions, to dispose of assets, incur additional indebtedness, incur guarantee obligations, repay other indebtedness, pay dividends, create liens on assets, enter into leases, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, make capital expenditures, enter into sale and leaseback transactions, change the nature of their business or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities. In addition, under the Senior Credit Facility the Company is required to comply with specified financial ratios and tests, including minimum fixed charge coverage and interest coverage ratios and maximum leverage ratios, including a senior leverage ratio and a total leverage ratio and a minimum EBITDA test, each of which is tested as of the last day of each fiscal quarter of the Company and its subsidiaries. The amendments in May 1998, December 1998, March 1999, September 1999, March 2000, June 2000, March 2001 and April 2002 revised the original covenants. As of June 29, 2002, the Company was in compliance with the debt covenants, as amended.

Cash Flows

   Cash and cash equivalents increased $1.2 million to $2.5 million at June 29, 2002, from $1.3 million at December 31, 2001. The Company had EBITDA As Defined from continuing operations of $12.9 million, of which $680,000 was non-cash pension income and earnings of equity investees; $8.5 million was paid for cash interest expense (net of interest income from overnight investments); $2.6 million was used to fund the joint venture; $2.1 million was invested in capital expenditures; $627,000 was used by working capital, including accounts receivable, prepaid expenses, inventory and accounts payable; $1.1 million was used to pay discontinued operations and restructuring expenditures; $347,000 was paid for taxes and net financing activities provided $4.2 million.

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

Capital Expenditures

   Capital spending for the twenty-six week period ended June 29, 2002, was $2.1 million and related primarily to general improvements to the Company's manufacturing facilities and distribution center. Total capital spending for 2002 is expected to be in the $5.0 million range and relates primarily to general improvements to the Company's distribution facility and investments in software.

Financing Sources and Cash Flows

   At June 29, 2002, the Company had $2.5 million in cash and additional availability of $13.7 million under the revolving credit facilities included in the Senior Credit facility, after consideration of $1.0 million of stand-by letters of credit.

    The Company has a substantial amount of indebtedness. The Company relies on internally generated funds and, to the extent necessary, on borrowings under the revolving credit facility to meet its liquidity needs. The Company's ability to incur additional indebtedness is limited under its existing borrowing arrangements.

     The Company believes that cash on hand, together with cash flow anticipated to be generated from operations and ongoing efforts to optimize the Company's asset base, short-term borrowings for seasonal working capital, and permitted borrowings under the senior credit facility will be sufficient to enable the Company to satisfy anticipated cash requirements for operating, investing and financing activities, including debt service, for the next twelve months.

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

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended June 29, 2002.

Item 6.  Exhibits and Reports on Form 8-K

(a)          (1)      Financial Statements

                      Included in Part I, Item 1

             (2)      List of Exhibits

(b)      The Company filed a report on Form 8-K on April 1, 2002.

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


                              CLUETT AMERICAN CORP.

                                  (Registrant)

                             By: /s/ Bryan P. Marsal
                              Date: August 13, 2002


                      -----------------------------------
                              Name: Bryan P. Marsal
                      Director and Chief Executive Officer




                             By: /s/ Kathy D. Wilson
                              Date: August 13, 2002


                       ----------------------------------
                                 Kathy D. Wilson
                       Vice President and Chief Financial
                             and Accounting Officer



                                  EXHIBIT INDEX

None

                          CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Cluett American Corp. (the "Company") on Form 10-Q for the period ending June 29, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bryan P. Marsal, Director and Chief Executive Officer of the Company, certify in my capacity as an officer, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.








/s/ Bryan P. Marsal



------------------------------------
Bryan P. Marsal
Director and Chief Executive Officer
August 13, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Cluett American Corp. (the "Company") on Form 10-Q for the period ending June 29, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kathy D. Wilson, Vice President and Chief Financial and Accounting Officer of the Company, certify in my capacity as an officer, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.








/s/ Kathy D. Wilson



--------------------------------------
Kathy D. Wilson
Vice President and
Chief Financial and Accounting Officer
August 13, 2002