Form 10-Q
period 2002-09-28
CLUETT AMERICAN CORP
filed 2002-11-27
CIK 1064435

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
Yes |X|    No |_|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes |X|    No |_|

The aggregate market value of the voting stock held by any non-affiliates of the registrant is zero as of September 28, 2002. All common stock of the registrant is owned by Cluett American Group, Inc., which is a wholly-owned subsidiary of Cluett American Investment Corp.

                     Cluett American Corp. and Subsidiaries

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

                                                                            Page
Item 1.  Financial Statements (Unaudited)

Report of Independent Accountants                                              3

Consolidated Balance Sheets as of September 28, 2002 and December 31, 2001   F-1

Consolidated Statements of Operations for the thirteen and thirty-nine
weeks ended September 28, 2002 and September 29, 2001                        F-2

Consolidated Statements of Cash Flows for the thirty-nine weeks ended
September 28, 2002 and September 29, 2001                                    F-3

Notes to Consolidated Financial Statements                                   F-4

Item 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations.                                                         4

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.          13

Item 4.  Controls and Procedures                                              13

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                   14

Item 4.   Submission of Matters to a Vote of Security Holders                 14

Item 6.   Exhibits and Reports on Form 8-K                                    14

SIGNATURES                                                                    19

302 CERTIFICATIONS                                                            20

                     Cluett American Corp. and Subsidiaries

                        REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors
Cluett American Corp. and Subsidiaries
New York, New York

We have reviewed the accompanying consolidated balance sheet of Cluett American Corp. and subsidiaries (the "Company"), a wholly owned subsidiary of Cluett American Investment Corp., as of September 28, 2002, and the related consolidated statements of operations and cash flows for the thirteen and thirty-nine week periods ended September 28, 2002 and September 29, 2001. These financial statements are the responsibility of the Company's management.

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

The accompanying financial statements for the period ended September 28, 2002 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, certain conditions raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                            /s/ Deloitte & Touche LLP


Raleigh, North Carolina
November 19, 2002

                     Cluett American Corp. and Subsidiaries
                           Consolidated Balance Sheets
                    (Dollars In Thousands, except share data)

                                                                              September 28,   December 31,
                                                                                  2002            2001
                                                                               (Unaudited)      (Note 1)
                                                                               -------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                   $   1,103       $   1,299
   Accounts receivable, net                                                       24,002          29,084
   Inventories, net                                                               48,268          34,248
   Prepaid expenses and other current assets                                       1,616           1,723
   Net assets of discontinued operations                                           7,064           7,556
                                                                               -------------------------
Total current assets                                                              82,053          73,910

Property, plant and equipment, net                                                21,217          22,898
Pension assets                                                                    27,453          27,203
Investment in affiliates                                                           4,909             100
Deferred financing fees                                                            7,711           8,307
Other non-current assets                                                             844             844
                                                                               -------------------------
Total assets                                                                   $ 144,187       $ 133,262
                                                                               =========================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable and accrued expenses                                       $  20,681       $  14,011
   Accrued interest payable                                                       10,689           6,031
   Restructuring and obligations related to discontinued operations                2,410           3,914
   Short-term debt and long-term debt classified as current                      235,451           8,036
   Income taxes payable                                                            1,827           1,582
                                                                               -------------------------
Total current liabilities                                                        271,058          33,574

Long-term debt                                                                        --         225,994
Redeemable preferred stock dividends payable                                       3,435             809
Other non-current liabilities                                                         43              59
Senior Exchangeable Preferred Stock Due 2010, cumulative, $.01 par value:
   authorized 4,950,000, issued and outstanding 811,293 shares
   (liquidation preference of $81,129)                                            79,950          75,096
Stockholders' deficit:
   Common stock, $1 par value: authorized, issued and outstanding 1,000
      shares                                                                           1               1
   Additional paid-in capital                                                    110,682         118,162
   Accumulated deficit                                                          (320,953)       (320,433)
   Accumulated other comprehensive loss                                              (29)             --
                                                                               -------------------------
Total stockholders' deficit                                                     (210,299)       (202,270)
                                                                               -------------------------
Total liabilities and stockholders' deficit                                    $ 144,187       $ 133,262
                                                                               =========================

                             See accompanying notes.

                     Cluett American Corp. and Subsidiaries
                Consolidated Statements of Operations (Unaudited)
                             (Dollars In Thousands)

                                                           Thirteen weeks ended               Thirty-nine weeks ended
                                                      September 28,    September 29,     September 28,     September 29,
                                                          2002             2001              2002              2001
                                                      ------------------------------------------------------------------
Net sales                                               $ 45,757         $ 47,096         $ 131,290         $ 135,941

Cost of goods sold                                        31,842           31,770            87,772            87,943
                                                        -------------------------------------------------------------
Gross profit                                              13,915           15,326            43,518            47,998

Selling, general and administrative expenses               9,973            8,506            30,260            26,497

Restructuring expense                                         18               --                28                --
                                                        -------------------------------------------------------------
Operating income from continuing operations                3,924            6,820            13,230            21,501

Interest expense, net                                      5,147            5,906            15,329            17,732

Equity earnings in investments in joint ventures              36               --               466                --
                                                        -------------------------------------------------------------
Income (loss) from continuing operations
 before provision for income taxes and
 extraordinary gain                                       (1,187)             914            (1,633)            3,769

Provision for income taxes                                   129              375               629             1,109
                                                        -------------------------------------------------------------

Income (loss) from continuing operations
 before extraordinary gain                                (1,316)             539            (2,262)            2,660

Extraordinary gain, net of taxes                             (98)              --             1,742                --
                                                        -------------------------------------------------------------
Income (loss) from continuing operations                  (1,414)             539              (520)            2,660

Discontinued operations:
 Loss from discontinued segment                               --             (262)               --           (10,463)
                                                        -------------------------------------------------------------
Net income (loss)                                       $ (1,414)        $    277         $    (520)        $  (7,803)
                                                        =============================================================

                             See accompanying notes.

                     Cluett American Corp. and Subsidiaries
                Consolidated Statements of Cash Flows (Unaudited)
                             (Dollars In Thousands)

                                                                            Thirty-nine weeks ended
                                                                          September 28,   September 29,
                                                                              2002            2001
                                                                           -------------------------
Operating activities
Net loss                                                                   $   (520)        $ (7,803)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
   Earnings of equity investees                                                (466)              --
   Extraordinary gain of equity investee                                     (1,742)              --
   Depreciation                                                               4,650            4,740
   Deferred finance amortization                                              1,400            1,346
   (Gain) loss on sale of property, plant and equipment                        (713)               4
   Write-down related to discontinued operations                                 --            8,232

Changes in operating assets and liabilities:
   Accounts receivable                                                        5,082              606
   Inventories                                                              (14,020)         (15,577)
   Prepaid expenses and other current assets                                    107             (928)
   Pension and other non-current assets                                        (250)          (2,405)
   Accounts payable and accrued expenses                                      6,670            1,115
   Interest payable                                                           4,658            3,514
   Restructuring and obligations related to discontinued operations          (1,504)          (3,620)
   Income taxes payable                                                         245              280
   Other liabilities                                                            (16)             162
   Effect of changes in foreign currency                                        (29)            (228)
                                                                           -------------------------
Net cash and cash equivalents provided by (used in) operating
   activities                                                                 3,552          (10,562)

Investing activities
Purchase of property, plant and equipment                                    (2,978)          (3,081)
Proceeds on disposal of fixed assets                                              2               38
Investment in joint venture                                                  (2,600)              --
                                                                           -------------------------
Net cash and cash equivalents used in investing activities                   (5,576)          (3,043)

Financing activities
Net borrowings under line-of-credit agreement                                 4,900           15,900
Principal payments on long-term debt                                         (3,480)          (3,918)
Deferred financing activity                                                    (804)            (137)
                                                                           -------------------------
Net cash and cash equivalents provided by financing activities                  616           11,845

Cash provided by discontinued operations                                      1,212            5,587
                                                                           -------------------------
Net change in cash and cash equivalents                                        (196)           3,827
Cash and cash equivalents at beginning of period                              1,299            1,268
                                                                           -------------------------
Cash and cash equivalents at end of period                                 $  1,103         $  5,095
                                                                           =========================

                             See accompanying notes.

                     Cluett American Corp. and Subsidiaries

             Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

      The accompanying unaudited consolidated financial statements of Cluett American Corp. and its subsidiaries, (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen and thirty-nine week periods ended September 28, 2002, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2002.

      The Consolidated Balance Sheet at December 31, 2001, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

      The Company uses a 5-4-4 week fiscal quarter whereby the fiscal quarter ends on the Saturday nearest the end of the calendar quarter, which accordingly was September 28, 2002 and September 29, 2001, respectively.

      Certain amounts in the prior year financial statements and footnotes have been reclassified to conform to the current year presentation.

      The Company was not in compliance with certain financial covenants of its Senior Credit Facility as of September 28, 2002. On November 13, 2002, the Company obtained waivers of certain financial covenants under the facility for the periods ended September 28, 2002 and December 31, 2002, and the facility was amended to adjust certain financial ratios and tests, interest periods, limitations on asset sales and increase the applicable interest rates on the facility. The amendment also limits outstanding Senior Funded Indebtedness to $48.0 million on March 31, 2003. Senior Funded Indebtedness means, as of any date, all Funded Indebtedness (net of cash and cash equivalents) of the Company on a consolidated basis on such date, excluding (i) Subordinated Indebtedness and (ii) the Tranche C Obligations. Outstanding Senior Funded Indebtedness was $93.1 million as of September 28, 2002. These conditions raise substantial doubt as to the Company's ability to continue as a going concern.

      In order to remain in compliance with the financial covenants included in the Company's Senior Credit Facility after December 31, 2002 and have adequate liquidity over the next twelve months, the Company intends to seek to reduce its indebtedness under its Senior Credit Facility by March 31, 2003. This includes exploring alternative financing and the sale of certain idle and non-core assets of the Company. There can be no assurances as to the success or timing of such sales or the proceeds that the Company could realize therefrom.

                     Cluett American Corp. and Subsidiaries

1. Basis of Presentation (continued)

      The Senior Credit Facility includes a cross-default provision which makes it a default under the Senior Credit Facility if, with respect to other indebtedness in excess of $2.0 million of Cluett American Investment Corp. ("Holdings") and the Company, any such party defaults in any payment with respect to such indebtedness or defaults in a manner that permits such indebtedness to be accelerated or such indebtedness is in fact accelerated.

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

      If the Company is unable to reduce its outstanding Senior Funded Indebtedness by March 31, 2003 to $48.0 million, then the Company would be in default of its Senior Credit Facility. As a result, outstanding amounts under its Senior Credit Facility and Senior Subordinated Notes have been classified as current liabilities in the Company's consolidated balance sheet as of September 28, 2002.

      Although the Company expects to be able to meet its working capital requirements with cash flow generated from operations and its ongoing efforts to optimize the Company's asset base, short-term borrowings for seasonal working capital, and permitted borrowings under the senior credit facility, there can be no assurance that the Company will have sufficient source of funds to meet its debt service obligations on March 31, 2003. The accompanying unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

      In conjunction with the investment, and under the recently adopted Financial Accounting Standards Board ("FASB") Statement No. 141, "Business Combinations", the Company recorded a $1.7 million extraordinary gain related to negative goodwill. The negative goodwill reflects the equity investee's purchase price allocation of the acquisition of a business and was determined based on the fair value of the acquired property, plant and equipment as of the acquisition date.

      Summary financial information of the joint venture, for which the Company has recorded its 50% share of operating results, is as follows:

                                     (Dollars In Thousands)
                  Total assets               $12,210
                  Total liabilities         $  3,083
                  Total net income          $  4,469

      Total net income includes a $3.5 million extraordinary gain related to negative goodwill.

                     Cluett American Corp. and Subsidiaries

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

                     Cluett American Corp. and Subsidiaries

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

                     Cluett American Corp. and Subsidiaries

4. Discontinued Operations (continued)

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

      The Company has reflected the trade assets, trade liabilities and credit facility paid off, and operations of the shirt segment as discontinued in the accompanying consolidated financial statements. The net assets of the shirt segment are classified as net assets of discontinued operations in the accompanying balance sheet. As of September 28, 2002, the Company's disposition of the shirt segment is complete, except for real estate held for sale and sublease. These remaining net assets consist primarily of distribution facilities located in Austell, Georgia, and Kitchener, Ontario, that are carried at fair value (less costs to sell).

                     Cluett American Corp. and Subsidiaries

5. Comprehensive Loss

      Total comprehensive loss for the nine months ended September 28, 2002 was $29,000 and is comprised solely of unrealized losses on the translation of foreign currency.

6. Inventories, Net

      Inventories from continuing operations consist of the following:

                                                                 September 28,     December 31,
                                                                     2002              2001
                                                                -------------------------------
                                                                   (Dollars In Thousands)
Finished goods                                                   $  39,307          $  27,600
Work in process                                                      3,798              2,939
Raw materials and supplies                                           5,753              5,313
                                                                -----------------------------
                                                                    48,858             35,852
Less: Allowance for obsolete and slow moving inventory                (590)            (1,604)
                                                                -----------------------------
                                                                 $  48,268          $  34,248
                                                                =============================

7. Long-Term Obligations and Financing Arrangements

      As of September 28, 2002, the Company had outstanding $235.4 million of debt consisting of $125.0 million in Senior Subordinated Notes (including the Parity Notes), a Senior Credit Facility consisting of a $18.2 million term loan ("Term A"), a $43.1 million term loan ("Term B"), a $17.5 million Tranche C loan, and $31.6 million in revolving credit facility borrowings. During the thirty-nine weeks ended September 28, 2002, the Company had an increase in revolving credit facility borrowings of $4.9 million and repaid $3.5 million in term loans and notes payable.

      As discussed in Note 1 - Basis of Presentation, of the unaudited consolidated financial statements, the Company was not in compliance with certain financial covenants of its Senior Credit Facility as of September 28, 2002. On November 13, 2002, the Company obtained waivers of certain financial covenants under the facility for the periods ended September 28, 2002 and December 31, 2002, and the facility was amended to adjust certain financial ratios and tests, interest periods, limitations on asset sales and increase the applicable interest rates on the facility. The amendment also limits outstanding Senior Funded Indebtedness to $48.0 million on March 31, 2003. Senior Funded Indebtedness means, as of any date, all Funded Indebtedness (net of cash and cash equivalents) of the Company on a consolidated basis on such date, excluding
(i) Subordinated Indebtedness and (ii) the Tranche C Obligations. Outstanding Senior Funded Indebtedness was $93.1 million as of September 28, 2002. These conditions raise substantial doubt as to the Company's ability to continue as a going concern.

      In order to remain in compliance with the financial covenants included in the Company's Senior Credit Facility after December 31, 2002 and have adequate liquidity over the next twelve months, the Company intends to seek to reduce its indebtedness under its Senior Credit Facility by March 31, 2003. This includes exploring alternative financing and the sale of certain idle and non-core assets of the Company. There can be no assurances as to the success or timing of such sales or the proceeds that the Company could realize therefrom.

                     Cluett American Corp. and Subsidiaries

7. Long-Term Obligations and Financing Arrangements (continued)

      If the Company is unable to reduce its outstanding Senior Funded Indebtedness by March 31, 2003 to $48.0 million, then the Company would be in default of its Senior Credit Facility. As a result, outstanding amounts under its Senior Credit Facility and the Senior Subordinated Notes have been classified as current liabilities in the Company's consolidated balance sheet as of September 28, 2002.

8. Restructuring and Obligations Related to Discontinued Operations

      The following table is a summary of the components of the restructuring reserve and obligations related to discontinued operations. The remaining restructuring reserves and obligations related to discontinued operations are related to severance, which is expected to be completed in 2003, and lease obligations which will expire in various years ending in 2006.

                                        Severance Costs  Facility Closure       Other           Total
                                        --------------------------------------------------------------
                                                             (Dollars In Thousands)
Balance, January 1, 2002                $     990           $  2,163           $   761         $ 3,914
    Additions                                  --                 28                --              28
    Payments                                 (451)              (800)             (281)         (1,532)
                                        --------------------------------------------------------------
Balance, September 28, 2002             $     539           $  1,391           $   480         $ 2,410
                                        ==============================================================

                     Cluett American Corp. and Subsidiaries

9. Segment Data

      The Company identifies its reportable segments based on the segments' product offerings. As a result of the Company's June 13, 2000, decision to discontinue the shirt group operations and license the ARROW tradename, the composition of the Company's reportable segments changed. Subsequent to June 13, 2000, the Company conducted its business through two principal segments: the Sock Group and the Licensing Group. The financial results associated with Latin America, Apparel On-Line LLC, Cluett American Receivables LLC and the U.S. Retail division are referred to collectively as "All Other". Segment data disclosures for the thirteen and thirty-nine weeks ended September 28, 2002 and September 29, 2001, are as follows.

                                                           Thirteen weeks ended                Thirty-nine weeks ended
                                                     September 28,       September 29,     September 28,    September 29,
                                                          2002             2001               2002                2001
                                                    ---------------------------------------------------------------------
                                                                           (Dollars In Thousands)
Net sales
                               Sock                 $  41,793           $  43,070           $ 119,407           $ 124,632
                               Licensing                3,304               3,600               9,833               9,890
                               All Other                  990                 692               2,791               1,782
                               Intersegment              (604)               (510)             (1,562)             (1,144)
                                                    ---------           ---------           ---------           ---------
                                                    $  45,483           $  46,852           $ 130,469           $ 135,160
                                                    =========           =========           =========           =========

Operating income (loss)
                               Sock                 $   1,193           $   3,963           $   6,415           $  13,822
                               Licensing                2,467               2,790               6,909               7,416
                               All Other                  (82)               (154)               (324)               (363)
                                                    ---------           ---------           ---------           ---------
                                                    $   3,578           $   6,599           $  13,000           $  20,875
                                                    =========           =========           =========           =========

Depreciation expense
                               Sock                 $   1,417           $   1,455           $   4,250           $   4,365
                               Licensing                   27                  33                  80                  80
                               All Other                   66                  99                 299                 288
                                                   ----------           ---------           ---------           ---------
                                                    $   1,510           $   1,587           $   4,629           $   4,733
                                                    =========           =========           =========           =========

Identifiable assets
                               Sock                 $  96,994           $ 100,540           $  96,994           $ 100,540
                               Licensing                1,962               2,985               1,962               2,985
                               All Other                1,466               1,639               1,466               1,639
                                                    ---------           ---------           ---------           ---------
                                                    $ 100,422           $ 105,164           $ 100,422           $ 105,164
                                                    =========           =========           =========           =========

                     Cluett American Corp. and Subsidiaries

9. Segment Data (Continued)

Reconciliation of Reportable Segments Net sales, Operating income, Depreciation and amortization, and Identifiable assets

                                                               Thirteen weeks ended              Thirty-nine weeks ended
                                                       September 28,       September 29,      September 28,       September 29,
                                                           2002                2001                2002               2001
                                                       ------------------------------------------------------------------------
                                                                                   (Dollars In Thousands)
Net sales
    Total net sales for reportable segments             $  45,097           $  46,670           $ 129,240           $ 134,522
    Other net sales                                         1,264                 936               3,612               2,563
    Elimination of intersegment net sales                    (604)               (510)             (1,562)             (1,144)
                                                        ---------           ---------           ---------           ---------
    Total consolidated net sales                        $  45,757           $  47,096           $ 131,290           $ 135,941
                                                        =========           =========           =========           ========

Operating income (loss)
    Total operating income for reportable
      segments                                          $   3,660           $   6,753           $  13,324            $ 21,238
    Other operating loss                                      (82)               (154)               (324)               (363)
    Unallocated amounts:
         Corporate (expense)/income before pension
         income                                               364                (379)                  8              (1,174)
         Pension income                                        --                 600                 250               1,800
    Restructuring charges                                     (18)                 --                 (28)                 --
                                                        ---------           ---------           ---------           ---------
    Total operating income                              $   3,924           $   6,820           $  13,230           $  21,501
                                                        =========           =========           =========           =========

Depreciation and amortization
    Total depreciation for reportable segments          $   1,444           $   1,488           $   4,330           $   4,445
    Other                                                      73                 106                 320                 295
    Amortization                                              475                 450               1,400               1,346
                                                        ---------           ---------           ---------           ---------
    Total depreciation and amortization                 $   1,992           $   2,044           $   6,050           $   6,086
                                                        =========           =========           =========           =========

Identifiable assets
    Total assets for reportable segments                $  98,956           $ 103,525           $  98,956           $ 103,525
    Other assets                                            1,466               1,639               1,466               1,639
    Net assets of discontinued operations                   7,064               9,659               7,064               9,659
    Unallocated amounts:
         Deferred finance costs                             7,711               8,757               7,711               8,757
         Pension assets                                    27,453              29,345              27,453              29,345
         Other unallocated amounts                          1,537               5,209               1,537               5,209
                                                        ---------           ---------           ---------           ---------
    Consolidated total                                  $ 144,187           $ 158,134           $ 144,187           $ 158,134
                                                        =========           =========           =========           =========

                     Cluett American Corp. and Subsidiaries

10. Guarantor Subsidiaries

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

                     Cluett American Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      The Company was organized in 1982 and primarily designs, manufactures and markets socks in the United States, as well as licenses its proprietary trademarks and trade names domestically and internationally. Based on net sales, the Company believes it is one of the leading designers, manufacturers and marketers of men's socks in the United States and has a significant market presence in women's and children's socks. While the Company serves many channels of distribution, its primary focus, historically, has been in department and national chain store retailers. Today, the Company continues to build new distribution, with particular focus on mass merchandisers that account for more than half of all consumer sock purchases. The Company believes its core product offering, GOLD TOE socks, provides classic and contemporary styles at price points that represent exceptional value and appeal to a broad consumer base. This broad appeal has successfully been captured in brand extensions, AURO, a GOLD TOE brand; ALL PRO, a GOLD TOE brand; and GOLD TOE GEAR to reach an even larger percentage of sock consumers. The Company owns numerous trademarks, including GOLD TOE, SILVER TOE, ARROW and its related trade names such as DOVER, TOURNAMENT, LADY ARROW, FAIRFIELD BY ARROW and FRIDAY'S BY CLUETT, which it regards as valuable assets. Because of the high brand recognition, the Company is able to license the various trademarks to apparel manufacturers and distributors worldwide. The Company has 38 licensees in various countries, which market, manufacture and sell apparel and non-apparel products bearing the ARROW trademark in various channels of distribution.

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

                     Cluett American Corp. and Subsidiaries

      The Company has reflected the trade assets, trade liabilities and credit facility paid off, and operations of the shirt segment as discontinued in the accompanying consolidated financial statements. The net assets of the shirt segment are classified as net assets of discontinued operations in the accompanying balance sheet. As of September 28, 2002, the Company's disposition of the shirt segment is complete, except for real estate held for sale and sublease. These remaining net assets consist primarily of distribution facilities located in Austell, Georgia, and Kitchener, Ontario, that are carried at fair value (less costs to sell).

Results of Operations: Thirteen weeks ended September 28, 2002 vs. September 29, 2001

      The following table sets forth, for the periods indicated, statement of operations data for the Company's continuing operations including the Sock Group, the Licensing Group and all other (Latin America, Apparel On-Line LLC, Cluett American Receivables LLC, U.S. Retail division and corporate overhead charges) and excludes the Company's discontinued Shirt Group operation.

                                                         Thirteen weeks ended
                                                     September 28, September 29,
                                                         2002            2001
                                                     ---------------------------
                                                        (Dollars In Thousands)

      Net sales                                         $ 45,757       $ 47,096
      Gross profit                                        13,915         15,326
      Operating income from continuing operations          3,924          6,820
      Interest expense, net                                5,147          5,906
      Equity earnings in investments in joint ventures        36             --
      Income taxes                                           129            375
      Extraordinary gain, net of taxes                       (98)            --
      Income (loss) from continuing operations          $ (1,414)      $    539

Net sales: For the thirteen weeks ended September 28, 2002, net sales decreased $1.3 million to $45.8 million compared to $47.1 million for the thirteen weeks ended September 29, 2001. Net sales of the Sock Group declined $1.3 million while the Licensing Group's decreased $300,000 and the U.S. Retail division's increased $282,000.

Net sales for the Sock Group decreased $1.3 million to $41.8 million in 2002 from $43.1 million in 2001. The launches of AURO, a GOLD TOE brand; ALL PRO, a GOLD TOE brand; and continued placement of GOLD TOE GEAR and IZOD were offset by declines in Gold Toe sales and planned exits of certain businesses. General retail softness in the department store, national chain and off-price channels resulted in volume declines in the Gold Toe brand business. During the fourth quarter 2001 and first quarter 2002, the Sock Group re-evaluated their private label programs and decided to exit businesses that did not meet minimum criteria or provide a strategic fit to their branded businesses.

The Licensing Group's net sales decreased $300,000 to $3.3 million in 2002 from $3.6 million in 2001 primarily due to reduced revenue from the domestic loungewear/underwear licensee. The U.S. Retail division's net sales increased $282,000 due to the opening of five new stores, which began in March 2001.

Gross profit: For the thirteen weeks ended September 28, 2002, gross profit decreased $1.4 million to $13.9 million compared to the 2001 quarter. The decline was driven by the Sock Group's decrease of $1.3 million and the Licensing Group's decrease of $300,000 offset by an increase in the U.S. Retail division of $140,000.

                     Cluett American Corp. and Subsidiaries

As discussed in net sales above, the Sock Group launched new brands, AURO and ALL PRO, which generated increased gross profit for the third quarter 2002; however, this improvement is offset by the cost associated with the decision to exit certain non-performing businesses. Additionally, in October 2001, the Sock Group announced restructuring plans to optimize plant capacity and maximize supply chain opportunities. The Company is phasing-out production at its Bally, Pennsylvania facility and is relocating its knitting and finishing operations to other company-owned or contract facilities. The Sock Group incurred plant manufacturing inefficiencies in conjunction with this restructuring plan.

The decrease in the Licensing Group's revenue of $300,000 had no associated cost of sales. The opening of new stores drove the increase in the U.S. Retail division's gross profit.

Operating income from continuing operations: For the thirteen weeks ended September 28, 2002, operating income from continuing operations declined $2.9 million to $3.9 million compared to $6.8 million for the thirteen weeks ended September 29, 2001, due to the factors discussed above and an increase in Selling, General and Administrative Expenses ("SG&A") of $1.5 million.

For the Sock Group, SG&A increased $1.5 million over the same period last year, driven by advertising and sales promotion, expenses incurred with the increased capacity at the leased distribution facility, and the write-off of the remaining Kmart pre-petition receivable.

The Licensing Group's SG&A expenses remained flat quarter over quarter. The U.S. Retail division's SG&A expenses increased $100,000 due to the opening of new stores and corporate overhead expenses declined $100,000 due to $600,000 lower income from the defined benefit pension plan offset by the $700,000 gain realized on the sale of the discontinued Shirt manufacturing facility in Canada.

Interest expense, net: Interest expense decreased $800,000 for the third quarter compared to the same quarter last year, due to lower prevailing interest rates.

Equity earnings in investments in joint ventures: For the thirteen weeks ended September 28, 2002, equity earnings in investments in joint ventures increased $36,000 driven by the joint venture agreement as discussed in Note 2 - Joint Venture.

Extraordinary gain, net of taxes: Extraordinary gain, net of taxes decreased to $98,000 due to the Sock Group's equity investment in the joint venture and related to an adjustment to negative goodwill recorded in the first quarter of 2002 as discussed in Note 2 - Joint Venture.

Income (loss) from continuing operations: Income from continuing operations decreased $1.9 million to a loss of $1.4 million for the thirteen weeks ended September 28, 2002, compared to income of $539,000 in the thirteen weeks ended September 29, 2001, due to the factors discussed above.

                     Cluett American Corp. and Subsidiaries

Results of Operations: Thirty-nine weeks ended September 28, 2002 vs. September 29, 2001

      The following table sets forth, for the periods indicated, statement of operations data for the Company's continuing operations including the Sock Group, the Licensing Group and all other (Latin America, Apparel On-Line LLC, Cluett American Receivables LLC, U.S. Retail division and corporate overhead charges) and excludes the Company's discontinued Shirt Group operation.

                                                         Thirty-nine weeks ended
                                                     September 28, September 29,
                                                         2002            2001
                                                     ---------------------------
                                                       (Dollars In Thousands)

      Net sales                                       $ 131,290      $135,941
      Gross profit                                       43,518        47,998
      Operating income from continuing operations        13,230        21,501
      Interest expense, net                              15,329        17,732
      Equity earnings in investments in joint ventures      466            --
      Income taxes                                          629         1,109
      Extraordinary gain, net of taxes                    1,742            --
      Income (loss) from continuing operations        $    (520)     $  2,660

Net sales: For the thirty-nine weeks ended September 28, 2002, net sales decreased $4.6 million to $131.3 million compared to $135.9 million for the thirty-nine weeks ended September 29, 2001. Net sales of the Sock Group declined $5.2 million while the Licensing Group's decreased $100,000 and the U.S. Retail division's increased $954,000.

Net sales in the Sock Group decreased $5.2 million to $119.4 million in 2002 from $124.6 million in 2001. An increase in Gold Toe Men's volume and the launches of AURO, a GOLD TOE brand; ALL PRO, a GOLD TOE brand; and continued placement of GOLD TOE GEAR and IZOD were offset by declines in Gold Toe Women's and Children's business and planned exits of certain businesses. A weak economy and retail price pressure arising from competitors "buy market share" strategy led to year over year declines in the Gold Toe Women's wholesale business. Nevertheless, retail performance was strong with Gold Toe Women's regaining market share during the same period. Declines in Gold Toe Children's were due to discontinuing tights and infants programs at certain retailers. During the fourth quarter 2001 and first quarter 2002, the Sock Group re-evaluated their private label programs and decided to exit businesses that did not meet minimum criteria or provide a strategic fit to their branded businesses. For example, following Kmart's bankruptcy filing and concerns over the need for significant future investment in this relationship, the Sock Group decided to de-emphasize and later discontinue this current business relationship.

The Licensing Group's net sales decreased $100,000 to $9.8 million in 2002 from $9.9 million in 2001 primarily due to reduced revenue from the domestic loungewear/underwear licensee. The U.S. Retail division's net sales increased $954,000 due to the opening of five new stores, which began in March 2001.

Gross profit: For the thirty-nine weeks ended September 28, 2002, gross profit decreased $4.5 million to $43.5 million compared to $48.0 million in 2001. The decline was driven by the Sock Group's decrease of $4.9 million, the Licensing Group's decrease of $100,000 and an increase in the U.S. Retail division of $400,000.

The Sock Group's gross profit decrease of $4.9 million was driven by one-time start-up costs associated with the launches of new businesses, the planned exit of private label programs, higher allowances, and plant inefficiencies associated with the manufacturing restructuring plan.

The launches of AURO, a GOLD TOE brand; ALL PRO, a GOLD TOE brand; and continued placement of GOLD TOE GEAR and IZOD generated year over year gross profit; however, not without incurring start-up cost.

                     Cluett American Corp. and Subsidiaries

As discussed in net sales above, the Sock Group decided to exit certain non-performing businesses, and during 2002 implemented aggressive inventory liquidation plans based on those decisions. Costs associated with the exit of these businesses, including markdown allowances, repackaging and obsolescence were $5.3 million.

Competition within the women's area of the department store channel continued to intensify and competitors became increasingly aggressive on discount pricing and retailer incentives in efforts to acquire market share. In response to increased competition, Gold Toe Women's implemented new marketing programs and since the fourth quarter 2001 has regained market share; however, not without incurring additional costs. Retailer allowances in Gold Toe Women's exceeded those in the prior year and were the primary driver of the Sock Group's increase in allowances in the branded lines of business.

In October 2001, the Sock Group announced restructuring plans to optimize plant capacity and maximize supply chain opportunities. The Company is phasing-out production at its Bally, Pennsylvania facility and is relocating its knitting and finishing operations to other company-owned or contract facilities. During 2002, the Sock Group incurred approximately $1.5 million of plant inefficiencies associated with this manufacturing restructuring plan.

The decrease in the Licensing Group's revenue of $100,000 had no associated cost of sales. The opening of new stores drove the increase in the U.S. Retail division's gross profit.

Operating income from continuing operations: The Company's operating income from continuing operations decreased $8.3 million to $13.2 million in 2002 from $21.5 million in 2001 due to the factors discussed above and an increase in Selling, General and Administrative Expenses ("SG&A") of $3.8 million. SG&A increased $2.5 million in the Sock Group, $450,000 in the Licensing Group, $400,000 in corporate overhead and $480,000 in the U.S. Retail division.

For the Sock Group, increases in SG&A were driven by advertising and sales promotion, higher royalties related to the launch of a new line of business and a renewed licensing contract, expenses incurred with the increased capacity at the leased distribution facility, bad debt expense related to Kmart, professional fees associated with the acquisition of the joint venture and consulting fees related to product line and SKU evaluation.

The Licensing Group's increase in SG&A was driven by market research and legal fees associated with additional trademark applications.

The increase in corporate overhead was driven by $1.5 million lower income from the defined benefit pension plan offset by the $700,000 gain realized on the sale of the discontinued Shirt manufacturing facility in Canada. The U.S. Retail division's increase in SG&A was due to the opening of new stores.

Interest expense, net: Interest expense decreased $2.4 million compared to the same period last year, due to lower prevailing interest rates.

Equity earnings in investments in joint ventures: For the thirty-nine weeks ended September 28, 2002, equity earnings in investments in joint ventures increased $466,000 driven by the joint venture agreement as discussed in Note 2
- Joint Venture.

Extraordinary gain, net of taxes: Extraordinary gain, net of taxes increased to $1.7 million due to the Sock Group's equity investment in the joint venture related to negative goodwill in the first quarter of 2002 as discussed in Note 2
- Joint Venture.

Income (loss) from continuing operations: Income from continuing operations decreased $3.2 million, due to the factors discussed above.

                     Cluett American Corp. and Subsidiaries

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

      The Company's liquidity needs arise primarily from debt service and the funding of working capital and capital expenditures. As of September 28, 2002, the Company had outstanding $235.4 million of debt consisting of $125.0 million in Senior Subordinated Notes (including the Parity Notes), a Senior Credit Facility consisting of a $18.2 million term loan ("Term A"), a $43.1 million term loan ("Term B"), a $17.5 million Tranche C loan, and $31.6 million in revolving credit facility borrowings. During the thirty-nine weeks ended September 28, 2002, the Company had an increase in revolving credit facility borrowings of $4.9 million and repaid $3.5 million in term loans and notes payable.

      Net availability under the revolver at September 28, 2002, was $17.2 million in addition to cash and cash equivalents of $1.1 million. Refer to Note 1 - Basis of Presentation and Financing Sources and Cash Flows for further information regarding the Company's Liquidity and Capital Resources.

Debt Service

      Principal and interest payments under the Company's debt agreements represent significant liquidity requirements for the Company. Aggregate principal payments on the Company's indebtedness have been classified as current liabilities.

      The Company's senior subordinated notes mature in 2008 and require semi-annual interest payments at an annual rate of 10 1/8%. The Term A and B loans mature in 2004 and 2005, respectively, and require quarterly principal payments and quarterly interest payments at floating rates based upon the interest rate option elected by the Company. The revolving credit facility expires at May 2004, and requires quarterly or monthly interest payments, based on maturity date, at floating rates based upon the interest rate option elected by the Company. Borrowings under Tranche C loan mature on May 18, 2004, and are guaranteed by Vestar Capital Partners III, L.P. ("Vestar"). Cash paid for interest for the quarter ending September 28, 2002, was $809,000. Interest expense for 2002 is expected to be $19.5 million, including $1.9 million of non-cash amortization of deferred debt issuance costs.

Covenant Restrictions

      The Senior Credit Facility contains a number of covenants that, among other things, restricts the ability of the Company and its subsidiaries, other than pursuant to specified exceptions, to dispose of assets, incur additional indebtedness, incur guarantee obligations, repay other indebtedness, pay dividends, create liens on assets, enter into leases, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, make capital expenditures, enter into sale and leaseback transactions, change the nature of their business or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities. In addition, under the Senior Credit Facility the Company is required to comply with specified financial ratios and tests, including minimum fixed charge coverage and interest coverage ratios and maximum leverage ratios, including a senior leverage ratio and a total leverage ratio and a minimum EBITDA test, each of which is tested as of the last day of each fiscal quarter of the Company and its subsidiaries. The amendments in May 1998, December 1998, March 1999, September 1999, March 2000, June 2000, March 2001, April 2002 and November 2002 revised the original covenants.

                     Cluett American Corp. and Subsidiaries

      As discussed in Note 1 - Basis of Presentation, of the unaudited consolidated financial statements, the Company was not in compliance with certain financial covenants of its Senior Credit Facility as of September 28, 2002. On November 13, 2002, the Company obtained waivers of certain financial covenants under the facility for the periods ended September 28, 2002 and December 31, 2002, and the facility was amended to adjust certain financial ratios and tests, interest periods, limitations on asset sales and increase the applicable interest rates on the facility. The amendment also limits outstanding Senior Funded Indebtedness to $48.0 million on March 31, 2003. Senior Funded Indebtedness means, as of any date, all Funded Indebtedness (net of cash and cash equivalents) of the Company on a consolidated basis on such date, excluding
(i) Subordinated Indebtedness and (ii) the Tranche C Obligations. Outstanding Senior Funded Indebtedness was $93.1 million as of September 28, 2002. These conditions have required the Company to include a "going concern" qualification in the consolidated financial statements and footnotes of the Company, for the thirty-nine week period ended September 28, 2002.

      In order to remain in compliance with the financial covenants included in the Company's Senior Credit Facility after December 31, 2002 and have adequate liquidity over the next twelve months, the Company intends to seek to reduce its indebtedness under its Senior Credit Facility by March 31, 2003. This includes exploring alternative financing and the sale of certain idle and non-core assets of the Company. There can be no assurances as to the success or timing of such sales or the proceeds that the Company could realize therefrom.

Cash Flows

      Cash and cash equivalents decreased $200,000 to $1.1 million at September 28, 2002, from $1.3 million at December 31, 2001, primarily as a result of $3.6 million, $1.2 million and $616,000 provided by operating activities, discontinued operations and financing activities, respectively, offset by $5.6 million use in investing activities. Net cash provided by operating activities resulted from the Company's $520,000 loss offset by $3.8 million in non-cash depreciation, amortization, equity earnings and extraordinary gain of equity investee plus a $713,000 gain on the sale of property and an increase in operating assets and liabilities of $943,000. The $1.2 million provided by discontinued operations was the result of selling the discontinued Shirt manufacturing facility in Canada. Net cash provided by financing activities resulted from net borrowings under the Company's line of credit agreement of $4.9 million offset by payments on long-term debt of $3.5 million and deferred financing fees for the nine month period of $804,000. Net cash used in investing activites is a result of $3.0 million capital expenditures and $2.6 million investment in the joint venture discussed in Note 2 - Joint Venture.

      The Company had EBITDA As Defined from continuing operations of $18.4 million, of which $1.4 million was non-cash pension income, earnings of equity investees and gain on disposal of assets; $9.3 million was paid for cash interest expense (net of interest income from overnight investments); $2.6 million was used to fund the joint venture; $3.0 million was invested in capital expenditures; $2.2 million was used by working capital, including accounts receivable, prepaid expenses, inventory and accounts payable; $200,000 was used to pay discontinued operations and restructuring expenditures; $500,000 was paid for taxes and net financing activities provided $600,000.

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

Capital Expenditures

      Capital spending for the thirty-nine week period ended September 28, 2002, was $3.0 million and related primarily to general improvements to the Sock Group's leased distribution center and upgrades to the Sock Group's AS400 operating systems in order to provide additional data processing capacity. Total capital spending for 2002 is expected to be in the $4.0 million range and relates primarily to the items described above.

                     Cluett American Corp. and Subsidiaries

Financing Sources and Cash Flows

      At September 28, 2002, the Company had $1.1 million in cash and additional availability of $17.2 million under the revolving credit facilities included in the Senior Credit facility, after consideration of $1.0 million of stand-by letters of credit and $164,000 of trade letters of credit.

      Historically, the Company's cash on hand, together with cash flow generated from operations and its ongoing efforts to optimize the Company's asset base, short-term borrowings for seasonal working capital, and permitted borrowings under the senior credit facility have been sufficient to enable the Company to satisfy cash requirements for operating, investing and financing activities, including debt service.

      As discussed in Note 1 - Basis of Presentation, of the unaudited consolidated financial statements, the Company was not in compliance with certain financial covenants of its Senior Credit Facility as of September 28, 2002. On November 13, 2002, the Company obtained waivers of certain financial covenants under the facility for the periods ended September 28, 2002 and December 31, 2002, and the facility was amended to adjust certain financial ratios and tests, interest periods, limitations on asset sales and increase the applicable interest rates on the facility. The amendment also limits outstanding Senior Funded Indebtedness to $48.0 million on March 31, 2003. Senior Funded Indebtedness means, as of any date, all Funded Indebtedness (net of cash and cash equivalents) of the Company on a consolidated basis on such date, excluding
(i) Subordinated Indebtedness and (ii) the Tranche C Obligations. Outstanding Senior Funded Indebtedness was $93.1 million as of September 28, 2002. These conditions have required the Company to include a "going concern" qualification in the consolidated financial statements and footnotes of the Company, for the thirty-nine week period ended September 28, 2002.

      In order to remain in compliance with the financial covenants included in the Company's Senior Credit Facility after December 31, 2002 and have adequate liquidity over the next twelve months, the Company intends to seek to reduce its indebtedness under its Senior Credit Facility by March 31, 2003. This includes exploring alternative financing and the sale of certain idle and non-core assets of the Company. There can be no assurances as to the success or timing of such sales or the proceeds that the Company could realize therefrom.

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

                     Cluett American Corp. and Subsidiaries

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

Item 4. Controls and Procedures

      Based on their evaluation, as of a date within 90 days of the filing of this Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer have concluded the Company's disclosure controls and procedures (as defined in the rules of the Securities Exchange Act of 1934) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                     Cluett American Corp. and Subsidiaries

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

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended September 28, 2002.

Item 6. Exhibits and Reports on Form 8-K

(a)   (1) Financial Statements

          Included in Part I, Item 1

      (2) List of Exhibits

(b) No report was filed on Form 8-K during the period ended September 28, 2002.

(c) Exhibits: See (a)(3) above for a listing of the exhibits included as part of this report.

(d) Financial Statement Schedules: See (a)(1) and (a)(2) above for a listing of the financial statements and schedules submitted as part of this report.

EXHIBIT
   NO.                  DESCRIPTION OF EXHIBIT
-------                 ----------------------
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

                     Cluett American Corp. and Subsidiaries

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

                     Cluett American Corp. and Subsidiaries

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

  10.2.9.2 Seventh Amendment to Credit Agreement and Waiver dated March 22, 2001 by and among Cluett American Corp., Cluett American Investment Corp., Cluett American Group, Inc. and certain subsidiaries, the Existing Lender, Agents and Documentation Agents (incorporated by reference to Exhibit 10.2.9.2 to the Company's Annual Report on Form 10-K (Reg No. 333-58059) filed on March 29,
              2001).

  10.2.9.3 Eighth Amendment to Credit Agreement and Waiver dated April 12, 2002 by and among Cluett American Corp., Cluett American Investment Corp., Cluett American Group, Inc. and certain subsidiaries, the Existing Lender, Agents and Documentation Agents (incorporated by reference to Exhibit 10.2.9.3 to the Company's Annual Report on Form 10-K (Reg No. 333-58059) filed on April 16,
              2002).

                     Cluett American Corp. and Subsidiaries

  10.2.9.4 Ninth Amendment to Credit Agreement and Waiver dated November 13, 2002 by and among Cluett American Corp., Cluett American Investment Corp., Cluett American Group, Inc. and certain subsidiaries, the Existing Lender, Agents and Documentation Agents (incorporated by reference to Exhibit 10.2.9.4 to the Company's Quarterly Report on Form 10-Q (Reg No. 333-58059) filed on November 26, 2002).

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

                     Cluett American Corp. and Subsidiaries

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

                     Cluett American Corp. and Subsidiaries

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CLUETT AMERICAN CORP.

                                  (Registrant)

                             By: /s/ Bryan P. Marsal
                             Date: November 26, 2002


                             --------------------------------------------
                             Name: Bryan P. Marsal
                             Director and Chief Executive Officer


                             By: /s/ Kathy D. Wilson
                             Date:  November 26, 2002


                             --------------------------------------------
                             Kathy D. Wilson
                             Vice President and Chief Financial
                             and Accounting Officer


                                  EXHIBIT INDEX

  10.2.9.4    Ninth Amendment to Credit Agreement and Waiver dated November 13,
              2002

                     Cluett American Corp. and Subsidiaries

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Bryan P. Marsal, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Cluett American
      Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Bases on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluate the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Bryan Marsal
------------------------------------
Bryan P. Marsal
Director and Chief Executive Officer
November 26, 2002

                     Cluett American Corp. and Subsidiaries

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Kathy D. Wilson, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Cluett American
      Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Bases on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluate the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/Kathy D. Wilson
---------------------------------------------------------
Kathy D. Wilson
Vice President and Chief Financial and Accounting Officer
November 26, 2002